Form 10QSB
period 2006-03-31
Loma Verde Inc
filed 2006-05-30
CIK 1357594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter period ended March 31, 2006

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transaction period __________ to __________

Commission File number: 333-133710

LOMA VERDE INC.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0490694
(State or jurisdiction of incorporation or organization)	(I.R.S. Employee Identification No.)

1016 - 470 Granville Street, Vancouver, British Columbia, Canada, V6C 1V5
(Address of principal executive offices)

1-604-805-4891
(Issuer’s telephone number)

N/A
(Former name, former address, and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No □
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PROCEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes □ No □
APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

March 31, 2006: 2,561,000 common shares

Transitional Small Business Disclosure format (Check one): Yes [ ] No [X]

INDEX
		Page
PART 1.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	3

	Consolidated Balance Sheet as at March 31, 2006	4

	Consolidated Statement of Operations For the three months ended March 31, 2006 and for the period October 17, 2005 (Date of Inception) to March 31, 2006	5

	Consolidated Statement of Changes in Stockholders’ Equity For the period from October 17, 2005 (Date of Inception) to March 31, 2006	6

	Consolidated Statement of Cash Flows For the three months ended March 31, 2006 and for the period October 17, 2005 (Date of Inception) to March 31, 2006	7

	Notes to the Financial Statements.	8

ITEM 2.	Management’s Discussion and Analysis or Plan of Operations	12

ITEM 3.	Controls and Procedures	26

PART 11.	OTHER INFORMATION	26

ITEM 1.	Legal Proceedings	26

ITEM 2.	Changes in Securities	26

ITEM 3.	Defaults Upon Senior Securities	26

ITEM 4.	Submission of Matters to a Vote of Security Holders	27

ITEM 5.	Other Information	27

	SIGNATURES.	28

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying consolidated balance sheet of Loma Verde Inc. and subsidiary (a pre-exploration stage company) at March 31, 2006 and the consolidated statement of operations, consolidated statement of changes in shareholders’ equity and consolidated statement of cash flow for the three months ended March 31, 2006 and for the period from October 17, 2005 (date of incorporation) to March 31, 2006 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended March 31, 2006, are not necessarily indicative of the results that can be expected for the year ending June 30, 2006.

LOMA VERDE INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
CONSOLIDATED BALANCE SHEET
March 31, 2006
(Unaudited - Prepared by Management)

ASSETS

CURRENT ASSETS

Cash	$ 6,779

Total Current Assets	$ 6,779

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	$ 2,016
Accounts payable - related party	779

Total Current Liabilities	2,795

STOCKHOLDERS’ EQUITY

Common stock
200,000,000 shares authorized, at $0.001 par value;
2,561,000 shares issued and outstanding	2,561
Capital in excess of par value	21,239
Deficit accumulated during the pre-exploration stage	(19,816)

Total Stockholders’ Equity	3,984

$ 6,779

The accompanying notes are an integral part of these interim financial statements.

LOMA VERDE INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the period from October 17, 2005 (date of inception) to March 31, 2006
(Unaudited - Prepared by Management)

	Three months ended March 31, 2006	From October 17, 2005 (date of inception) to March 31, 2006

REVENUES	$ -	$ -

EXPENSES
Accounting and audit	3,995	3,995
Bank charges	78	207
Consulting	2,500	2,500
Exploration costs	-	432
Filing fees	-	200
Geology report	4,500	4,500
Incorporation costs	-	1,424
Management fees	1,500	3,000
Office	538	558
Rent	900	1,800
Telephone	600	1,200

NET LOSS FROM OPERATIONS	$ (14,611)	$ (19,816)

NET LOSS PER COMMON SHARE

Basic and diluted	$(0.01)

AVERAGE OUTSTANDING SHARES
	1,176,833
Basic

The accompanying notes are an integral part of these interim financial statements.

LOMA VERDE INC. AND SUBSIDIARY
(Pre-Exploration Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
Period October 17, 2005 (date of inception) to March 31, 2006
(Unaudited - Prepared by Management)

	Common Shares	Stock Amount	Capital in Excess of Par Value	Accumulated Deficit

Balance October 17, 2005	-	$ -	$ -	$ -

Issuance of common shares for cash at $0.001 - February 15, 2006	2,250,000	2,250	-	-

Issuance of common shares for cash at $0.05 - January 31, 2006	311,000	311	15,239	-

Capital contributions - expenses	-	-	6,000	-

Net operating loss for the six months ended March 31, 2006	-	-	-	(19,816)

Balance as at March 31, 2006	2,561,000	$ 2,561	$ 21,239	$ (19,816)

The accompanying notes are an integral part of these interim financial statements

LOMA VERDE INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the period from October 17, 2005 (date of inception) to March 31, 2006
(Unaudited - Prepared by Management)

	Three months ended March 31, 2006	From October 17, 2005 (date of Inception) To March 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (14,611)	$ (19,816)

Adjustments to reconcile net loss to net cash provided by operating activities:

Changes in accounts payable	1,995	2,016
Capital contributions - expenses	3,000	6,000

Net Cash Provided (Used) in Operations	(9,616)	(11,800)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Changes in accounts payable - related party	23	779
Proceeds from issuance of common stock	11,250	17,800
	11,273	18,579

Net Increase in Cash	1,657	6,779

Cash at Beginning of Period	5,122	-

CASH AT END OF PERIOD	$ 6,779	$ 6,779

The accompanying notes are an integral part of these interim financial statements

LOMA VERDE INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
1. ORGANIZATION

The Company, Loma Verde Inc. was incorporated under the laws of the State of Nevada on October 17, 2005 with the authorized capital stock of 200,000,000 shares at $0.001 par value. The Company organized its wholly owned subsidiary, Loma Verde Explorations Ltd., which was incorporated in British Columbia on October 28, 2005.

The Company was organized for the purpose of acquiring and developing mineral properties. At the report date mineral claims, with unknown reserves, had been acquired. The Company has not established the existence of a commercially minable ore deposit and therefore has not reached the development stage and is considered to be in the pre-exploration stage.

The Company and its subsidiary has elected June 30 as its fiscal year.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Basic and Diluted Net Income (loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless the exercise becomes antidulutive and then only the basic per share amounts are shown in the report.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Loma Verde Inc (parent) and its subsidiary from their inception. All significant intercompany accounts and balances have been eliminated in consolidation.

LOMA VERDE INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Evaluation of Long-Lived Assets

The Company periodically reviews its long term assets and makes adjustments, if the carrying value exceeds fair value.

Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to be reversed. An allowance against deferred tax assets is recorded, when it is more likely than not, that such tax benefits will not be realized.

On March 31, 2006, the Company had a net operating loss carry forward of $19,816 for income tax purposes. The tax benefit of approximately $7,900 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years.

Foreign Currency Translations

Part of the transactions of the Company were completed in Canadian dollars and have been translated to US dollars as incurred, at the exchange rate in effect at the time, and therefore, no gain or loss from the translation is recognized. The functional currency is considered to be US dollars.

Revenue Recognition

Revenue is recognized on the sale and delivery of a product or the completion of a service provided.

Advertising and Market Development

The company expenses advertising and market development costs as incurred.

Financial Instruments

The carrying amounts of financial instruments are considered by management to be their fair value to their short term maturities.

LOMA VERDE INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued
Estimates and Assumptions

Management uses estimates and assumptions in preparing financial statements in accordance with general accepted accounting principles. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.

Statement of Cash Flows

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Unproven Mining Claim Costs

Cost of acquisition, exploration, carrying and retaining unproven properties are expensed as incurred.

Environmental Requirements

At the report date environmental requirements related to the mineral claim acquired are unknown and therefore any estimate of any future cost cannot be made.

Financial Instruments

The carrying value of financial instruments, including cash and accounts payable, are considered by management to be their estimated fair value.

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

LOMA VERDE INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006

3. AQUISITION OF MINERAL CLAIM

The Company’s subsidiary acquired three mineral claims, known as the HV-12, Thistle 2 and Thistle 3, situated in British Columbia, with an expiration date of March 1, 2007, and February 10, 2007 for the latter two claims. The claims may be extended yearly by the payment of $5,026 Cdn or the completion of work on the property of $5,026 Cdn. plus a filing fee. On the date of this report the Company had not established the existence of a commercially minable ore deposit on the claims.

4. SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

Officers-directors and their family have acquired 88% of the common stock issued and have made no interest, demand loans to the Company of $779.

5. CAPITAL STOCK

During January and February 2006, the Company completed a private placement of 2,250,000 common shares for $2,250 to its directors and a private placement of 311,000 common shares for $15,550.

6. GOING CONCERN

The Company intends to seek business opportunities that will provide a profit. However, the Company does not have the working capital necessary to be successful in this effort and to service its debt, which raises substantial doubt about its ability to continue as a going concern.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional loans from related parties, and equity funding (Note 5), which will enable the Company to operate for the coming year.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATIONS
PLAN OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the consolidated financial statements of Loma Verde Inc. (“Loma”) and the notes which form an integral part of the financial statements which are attached hereto.

The financial statements mentioned above have been prepared in conformity with accounting principles generally accepted in the United States of America and are stated in United States dollars.

Loma presently has minimal day-to-day operations; mainly comprising the maintaining of the HV-12, Thistle 2 and 3 claims (“LVI Claims”)in good standing on an annual basis and preparing the various reports to be filed with the United States Securities and Exchange Commission (the “SEC”) as required.

LIQUIDITY AND CAPITAL RESOURCES

Loma has had no revenue since inception and its accumulated deficit is $19,816. To date, the growth of Loma has been funded by the sale of shares and advances by its directors in order to meet the working capital requirements of Loma and maintaining the LVI Claims in good standing.

The plan of operations during the next twelve months will be to maintain the LVi claims in good standing with the Province of British Columbia and meet its filing requirements. Presently, Loma does not have the funds to consider any additional mineral claims. Management is considering the raising of additional funds through the sale of shares, obtaining advances from its directors or obtaining funds from institutional lenders guaranteed by its directors. No decision as to the price and number of shares to be issued has been decided upon nor what method of funding is best for Loma and its shareholders.

Funds required over the next twelve months to maintain the LVI Claims and Loma in good standing are as follows:

Accounting	$ 3,500	Preparation of quarterly and annul working papers and financial statements.
Audit	4,000	Review of the quarterly financial and rendering an opinion on the year end financial statements
Bank charges	120	Estimated at $10 per month
Consulting	5,000	Preparation of the Form SB-2 as contracted for by the directors over a four month period
Exploration costs	4,461	Maintaining the LVI claims in good standing at a cost of Cdn$5,027 and Cdn.$180.

Filing fees	200	Annual payment to the Secretary of State for Nevada to maintain Loma in good standing for a further year.
Office	500	Estimate for photocopying, fax and delivery.
Transfer agent	1,000	Annual fee of $500 and estimated preparation of share certificates as needed.
	$ 18,781

At present, Loma does not have these funds, having only $6,779 in its bank account, and therefore would be required to either sell shares in its capital stock or obtain further advances from its directors. Loma’s future operations and growth is dependent on its ability to raise capital for expansion and to seek revenue sources.

Business Development

Loma is located at the business address of Peter Hill, its President and Director, 1016 - 470 Granville Street, Vancouver, B.C., Canada. Loma has not been a party to any bankruptcy, receivership or similar proceedings since its inception. Loma has not been involved in any reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business.

Loma is a company without revenue, with little or no assets, having incurred losses since its inception. It has relied on loans from Peter Hill and from the sale of its common stock to give it money.

Loma is considered to be in the pre-exploration stage (being engaged in the search of mineral deposits (reserves) and is not considered to be in the development or production stage) without any assurance that a commercially viable mineral deposit, a reserve, exists on the LVI Claims until appropriate exploration work is done and a comprehensive study based upon such work concludes legal and economic feasibility. A reserve is, defined as by Industry Guide 7, that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Reserves are customarily stated in terms of “ore” (a natural occurrence of one or more minerals that may be mined and sold at a profit or from which some part may be profitably separated) when dealing with metalliferous minerals (metal bearing ore). Reserves are either “proven” or “probable” and are defined as follows:

Proven (Measured) Reserves: Reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves is well-established.

Probable (Indicated) Reserves: Reserves for which quantity and grade and/or quality are computed from information similar to that used in proven (measured) reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observation.

There is no assurance a commercially viable mineral deposit exists on the LVI Claims. Further exploration will be required before a final evaluation as to the economic and legal feasibility is determined for the LVI Claims. Loma’s ability to emerge from the exploration stage with respect to its planned principal business activity is dependent upon its ability to attain profitable operations. There is no guarantee Loma will be able to identify, acquire or develop mineral properties that will produce profitability. Moreover, if a potential mineral property is identified which warrants acquisition or participation, additional funds will be required to complete the acquisition or participation, and Loma may not be able to obtain such financing on terms which are satisfactory to it. There is substantial doubt regarding Loma's ability to continue as a going concern. Loma’s plans for its continuation as a going concern include financing its operations through sales of its common stock. If Loma is not successful with its plans, its shareholders and any future investors could then lose all or a substantial portion of their investment.

Loma has the rights to the minerals on the LVI Claims but does not have the rights to any placer minerals (being minerals contained in the overburden which is above the hard rock) or to coal. The placer rights could be staked by Loma but no consideration has been given to this at this time. If, during the exploration program, placer minerals are found to be of value, Loma will immediately stake the claim in question for placer.

Other mineral properties

Loma has not found any other mineral properties either for staking or purchase but will seek other mineral properties during the next few years to diversify its holdings. Any staking and/or purchasing of mineral properties may involve the issuance of substantial blocks of its shares. Loma has no intention of purchasing for cash or other considerations any mineral properties from its officers and/or directors.

Loma’s Principal Product or Services

Loma’s principal product will be the sale of gold and silver that can be extracted from the LVI Claims when, and if ever, a commercially viable ore reserve is discovered. There is no assurance a commercially viable ore reserve will ever be identified and whether, if identified, it will be of the size and grade to be economical. If we do not discover a commercially viable mineral deposit, we will have no principal product. Information respecting the LVI Claims are as follows:

Claim Name	Tenure Number	Expiry Date	Map Location	Owner

HV 1-12	508118	March 1/07	M092F02E	Loma Verde Explorations Ltd.
Thistle 2	527389	Feb 10/07	M092F02E	Loma Verde Explorations Ltd.
Thistle 3	527390	Feb 10/07	M092F02E	Loma Verde Explorations Ltd.

The LVI Claims cover an area of 1,269.07 hectares (approximately 3,136 acres).

To maintain the LVI Claims in good standing, such that they do not expire on the date indicated in the preceding table, we must undertake exploration work on the LVI Claims before the expiry date, or pay cash of approximately $4,461in lieu of doing exploration work, to the Province of British Columbia. This is an annual obligation. Failure to do either, each year, will result in the LVI Claims reverting to the Province of British Columbia.

The LVI Claims was selected for acquisition due to previously recorded exploration work and because the claims are not located in an environmentally sensitive region.

Additional information regarding the LVI Claims can be found at the British Columbia government website located at http://www.mtonline.gov.bc.ca/.

Location and Access

The LVI Claims are located approximately 16 kilometers (10 miles) south east of Port Alberni, British Columbia, a town of approximately 20,000 people located on Vancouver Island. The area covered by the claims is an active logging region thus numerous heavy operators and equipment available for hire. Port Alberni provides most necessary amenities and supplies including, fuel, helicopter services and hardware while drilling companies and assay services are available in the town of Campbell River (also on Vancouver Island) or in Vancouver, B.C. Access to our claims is via paved road and thereafter by good gravel logging road to the claims. There are numerous logging roads and trails throughout the area covered by the claims.

The topography and relief of the LVI Claims is fairly rugged with elevations ranging from 1,300 to 3,000 feet. Annual precipitation is heavy. Snow pack varies from year to year but often remains until late spring.

Property Geology

The geology of the LVI Claims is dominated by basaltic flows and pillow basalt underlain by a complexly inter-layered succession of volcanic and sedimentary rocks.

Disseminated to semi-massive sulphide mineralization, consisting or pyrite, minor pyrhotite, traces of visible chalcopyrite and some magnetite quartz-epidote-calcite stringers occur in extention of the ‘mineral creek fault’, a fault hosting a defined deposit some 3 miles north of the LVI Claims.

At least three deposit types are associated with the rock units noted above and the indictaed geological environment underlying the LVI Claims:

-	quartz vein type mineralization;
-	massive sulphide mineralization; and
-	massive sulphide related skarn mineralization.

At least have some of the elements of their host geology for each of these well know deposit types have been found on the LVI Claims. Thus there is the potential for locating one or more of these deposit types on the LVI Claims

Previous Exploration

The area surrounding the LVI Claims has been an active mining area for precious metals since the discovery of the ‘Vancouver Island Gold Mine’ in the late 1890’s, a very small scale ‘pick and shovel’ mine. Numerous mineralized zones throughout the area, and on the LVI Claims, remain to be explored.

The LVI Claims were the subject of an airborne geophysical survey conducted in the 1990’s. This survey identified a number of zones on the claims with readings consistent with the deposit types noted above. While by no means definitive, the results of the geophysical survey indicate that further exploration of the LVI Claims is warranted.
There are no public records of significant work having been done in the past on the area now covered by the LVI Claims. However, significant work was conducted in the 1980’s by Westmin Resources Limited on what was known as the Vancouver Island Mine, now called the ‘Debbie Mine’, some 3 miles to the north of the LVI Claims. This is relevant because the ‘mineral creek fault’ found at the Debbie Mine extends to the LVI Claims giving rise to the possibility than gold mineralization found in the mineral creek fault at the Debbie Mine may possibly exist on the LVI Claims.

Proposed Exploration Work - Plan of Operation

Mr. William Timmins, P. Eng., authored the "Geology Report On Thistle Property” dated March, 2006 (the “Timmins’ Report”), in which he recommended a two-phase exploration program to properly evaluate the potential of the claim. We must conduct exploration to determine what minerals exist on our property and whether they can be economically extracted and profitably processed. We plan to proceed with exploration of the LVI Claims, in the manner recommended in the Timmin’s Report, to determine the potential for discovering commercially exploitable deposits of gold and silver.

We do not have any ores or reserves whatsoever at this time on the LVI Claims.

Mr. Timmins is a registered Professional Engineer in good standing in the Association of Professional Engineers and Geoscientists of British Columbia. He is a graduate of the Provincial Institute of Mining, Haileybury Ontario (1956) and attended Michigan Technological University (1962-65) and was licensed by the Professional Engineers of British Columbia (geological discipline) in 1969. Mr. Timmins has practiced his profession as a Professional Engineer for over 39 years.

The Timmin’s Report recommends a two-phase exploration program to properly evaluate the potential of the LVI Claims. We anticipate, based on the Timmin’s Report, that Phase I of the recommended geological exploration program will cost approximately $4,394. The cost estimates for this work program are based on Mr. Timmin’s recommendations and reflect local costs for this type of work.

We intend to undertake Phase I work at some point during the summer of 2006. Precise timing of the work will depend upon weather conditions in the vicinity of the LVI Claims. Depending upon how dry the late spring and summer weather may be, the heavily forested area which hosts the LVI Claims may be subject to closures during periods of high risk for forest fires.

Phase I work will include detailed geological mapping, the creation of maps showing the location of all roads within and near the perimeter of the LVI Claims; silt sampling of every drainage or draw, including soil sampling if necessary and prospecting. When we map, we essentially generate a drawing of the physical features of the land we are interested in as well as a depiction of what may have been found in relation to the boundaries of the property. So we will actually draw a scale map of the area and make notes on it as to the location where anything was found that was of interest or not. In the process we will also identify any showings which appear to warrant sampling, i.e. any rock formations that appear to warrant our taking soil and rock samples from the claims to a laboratory where a determination of the elemental make up of the sample and the exact concentrations of gold, copper and other indicator minerals can be made. Based on the Timmins’ Report we expect the costs of Phase I work to total approximately $4,394.

Should Phase I results warrant further work and provided we are able to raise additional capital, in Phase II (at an estimated cost of a further $4,394) we would undertake additional rock and geochemical sampling. This work would be designed to compare the relative concentrations of gold, copper and other indicator minerals in samples so the results from different samples can be compared in a more precise manner and plotted on a map to evaluate their significance. If an apparent mineralized zone(s) is identified and narrowed down to a specific area(s) by the Phase I & II work, diamond drilling of selected targets to test the apparent mineralized zones may be warranted.

Work is phased in such a manner as to allow decision points to ensure that future work has a value and will provide better or additional information as to the viability of the claim. By utilizing a multi-phase work program, at the end of each phase a decision can be made as to whether the phase has provided the necessary information to increase the viability of the project. If the information obtained as a result of any phase indicates that there is no increased probability of finding an economically viable deposit at the end of the project, a determination would be made that the work should cease at that point.

Since the LVI Claims are located at an elevation that is subject to cold winters with snowfall accumulations, no work could be undertaken on our property until late spring/summer 2006.

Particularly since we have a limited operating history, no reserves and no revenue, our ability to raise additional funds to conduct Phase II work might be limited. If we are unable to raise the necessary funds, we would be required to suspend LVI's operations and liquidate our company.

We will focus available working capital on the exploration of the LVI Claims, our sole property.

There are no permanent facilities, plants, buildings or equipment on the LVI Claims.

Competitive Factors

The gold mining industry is highly fragmented. We are competing with many other exploration companies looking for gold. We are among the smallest exploration companies in existence and are an infinitely small participant in the gold exploration and mining business which is the cornerstone of the founding and early stage development of the mining industry. While we generally compete with other exploration companies, there is no competition for the exploration or removal of minerals from our claims. Readily available gold markets exist in Canada and around the world for the sale of gold. Therefore, we will likely be able to sell any gold that we are able to recover, in the event commercial quantities are discovered on the LVI Claims. There is no ore body on the LVI Claims.

Regulations

Our proposed mineral exploration program is subject to the Canadian Mineral Tenure Act Regulation. This act sets forth rules for locating claims, posting claims, working claims and reporting work performed. We are also subject to the British Columbia Mineral Exploration Code which indicates to a company where it can explore for minerals. We must comply with these government laws in order to operate our business. Complying with these rules will not adversely affect our operations. These Acts will not have any material impact on our business or operations. We will comply with these Acts as noted below.

●
Establishing a grid to take soil and rock samples does not require approval from the Provincial government. When the work is completed, we will be required to complete a “Statement of Work, Cash Payment and Rental” form and submit it to the Ministry along With a filing fee of $150. The work recorded on this form will maintain the LVI Claims in good standing for a further twelve months.

●
When undertaking either a trenching or drilling program, we will be required to complete a “Notice of Work” form indicating the work to be undertaken by us on the LVI Claims. At the same time, we will have to complete and file with the Ministry a Reclamation Permit” and a “Safekeeping Agreement” to ensure that subsequent to the completion of our program that we leave the area in roughly the same state it was previously.

●	If we wish to cut any trees on the LVI Claims we will have to apply for a “License to Cut” under the Forestry Ministry. The cost of applying for this license is approximately $150.

●	Our exploration work will have to done in accordance with the “Mineral Exploration Code - Part II - Health, Safety and Reclamation Code of Mines”.

●
While exploring the LVI Claims, we will have to adhere to the requirements of the “Fire Protection and Suppression Regulations of Forest Practice Codes” of British Columbia which relates to open fires, use of stoves, use of explosives and what to do during forest closures.

We are continually subject to environmental regulations by the federal and provincial governments of Canada. The environment is a “shared” power between the Federal and Provincial governments of Canada. In regard to provincial laws, we must provide prior notice and a description of the planned exploration work before commencement of the work. Work that involves mechanized activities, such as airborne geological surveys, off road vehicles and drilling, cannot commence until the plan has been received by the Department of Natural Resources and Exploration for approval. Compliance with provincial laws should not have a material adverse effect on us. However, without provincial approval, we may be unable to undertake our exploration activities on the LVI Claims.

The Federal Government does not take an active part in environmental issues in the mining industry unless a salmon spawning river is in danger. This is not the case with the LVI Claims. Local governmental agencies do not become involved with environmental issues since they rely upon the Provincial Government to ensure regulations are adhered to.

It is reasonable to expect that compliance with environmental regulations will increase our costs. Such compliance may include feasibility studies on the surface impact of our future exploration operations; costs associated with minimizing surface impact; water treatment and protection; reclamation activities, including rehabilitation of various sites; on-going efforts at alleviating the mining impact of wildlife; and permits or bonds as may be required to ensure our compliance with applicable regulations. It is possible that these costs and delays associated with such compliance could become so prohibitive that we may decide to not proceed with exploration on the LVI Claims.

 Employees

Initially, we intend to use the services of subcontractors for manual labor exploration work on our claims and an engineer or geologist to manage the exploration program. At present, we have no employees as such although each of our officers and directors works for the Company on a part time basis. None of our officers and directors has an employment agreement with us. We presently do not have pension, health, annuity, insurance, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to any employee.

We intend to hire geologists, engineers and other subcontractors on an as needed basis. We have not entered into negotiations or contracts with any of them although it is our intention to retain Mr. Timmins as senior geological consultant. We do not intend to initiate negotiations or hire anyone unless and until we have the funds necessary to commence exploration activities.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements contained, or incorporated by reference, in this Form 10Q-SB are "forward-looking" statements. Forward-looking statements include statements that are predictive in nature, that depend upon or refer to future events or conditions, that include words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," or similar expressions. In addition, any statement concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible future actions by Loma, which may be provided by management are also forward-looking statements. Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties, and assumptions about Loma, economic and market factors and the industries in which Loma does business, among other things. These statements are not guarantees of future performance and Loma has no specific intention to update these statements.

Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. The principal important risk factors that could cause Loma's actual performance and future events and actions to differ materially from such forward-looking statements, include, but are not limited to, Loma's ability to raise capital, develop or explore the LVI Claims, or discover any valuable reserves at all on LVI Claims. At the present time, there is no assurance whatsoever that Loma will discover any commercially valuable reserves of any kind on LVI Claims. In such event, Loma's entire investment in such claim would be worthless. Other important risk factors include changes in laws or regulations effecting Loma or its industry, changes in federal income tax laws, and changes in general economic and market factors that affect the prices of securities or the industries in which Loma does business, especially those affecting the mining industry.

Risk Factors

An investment in our securities involves an exceptionally high degree of risk and is extremely speculative. In addition to the other information regarding Loma contained in this Form 10Q-SB, you should consider many important factors in determining whether to purchase the shares of our company. The following risk factors reflect the potential and substantial material risks which could be involved if you decide to purchase shares in our company.

1.
Because our auditors have issued a going concern opinion and because our officers and directors may not continue to loan money to us, we may not be able to achieve our objectives and may have to suspend or cease exploration activity.

Our auditors' report on our 2006 financial statements expressed an opinion that substantial doubt exists as to whether we can continue as an ongoing business for the next twelve months. Although our officers and directors have committed to commit to loan or advance up to $18,781 (refer to page 12) to us to finance our expected expenses over the next 12 months, nevertheless if we do not raise additional capital through the issuance of treasury shares, we will be unable to conduct significant exploration activity and may have to cease operations and go out of business.

2.
Because the probability of an individual prospect ever having reserves is extremely remote, in all probability our property does not contain any reserves, and any funds spent on exploration will be lost.

Because the probability of an individual prospect ever having ore reserves is extremely remote, in all probability our sole property, the LVI Claims, do not contain any reserves, and any funds spent on exploration will be lost. If we cannot raise further funds as a result, we may have to suspend or cease operations entirely which would result in the loss of your investment.

3.	We lack an operating history and have losses which we expect to continue into the future. As a result, we may have to suspend or cease exploration activity or cease operations.

We were incorporated in 2005, have not yet conducted any exploration activities and have not generated any revenues. We have an insufficient exploration history upon which to properly evaluate the likelihood of our future success or failure. Our net loss from inception to March 31, 2006, the date of our unaudited financial statements attached thereto, is $19,816. Our ability to achieve and maintain profitability and positive cash flow in the future is dependent upon

*	our ability to locate a profitable mineral property
*	our ability to locate an economic ore reserve
*	our ability to generate revenues
*	our ability to reduce exploration costs.

Based upon current plans, we expect to incur operating losses in future periods. This will happen because there are expenses associated with the research and exploration of our mineral property. We cannot guarantee we will be successful in generating revenues in the future. Failure to generate revenues will cause us to go out of business.

4.
Because our officers and directors do not have technical training or experience in starting, and operating an exploration company nor in managing a public company, we will have to hire qualified personnel to fulfill these functions. If we lack funds to retain such personnel, or cannot locate qualified personnel, we may have to suspend or cease exploration activity or cease operations which will result in the loss of your investment.

Because our officers and directors are inexperienced with exploring for minerals and starting, and operating a mineral exploration company, we will have to hire qualified persons to perform surveying, exploration, and excavation of our property. Our officers and directors have no direct training or experience in these areas and as a result may not be fully aware of many of the specific requirements related to working within the industry. Their decisions and choices may not take into account standard engineering or managerial approaches, mineral exploration companies commonly use. Consequently our exploration, earnings and ultimate financial success could suffer irreparable harm due to management's lack of experience in this industry. Additionally, our officers and directors have no direct training or experience in managing and fulfilling the regulatory reporting obligations of a ‘public company’. Unless our three part time officers are willing to spend more time addressing these matters, we will have to hire professionals to undertake these filing requirements for Loma and this will increase the overall cost of operations. As a result we may have to suspend or cease exploration activity, or cease operations altogether, which will result in the loss of your investment.

5.	We have no known ore reserves. Without ore reserves we cannot generate income and if we cannot generate income we will have to cease exploration activity which will result in the loss your investment.

We have no known ore reserves. Even if we find gold mineralization we cannot guarantee that any gold mineralization will be of sufficient quantity so as to warrant recovery. Additionally, even if we find gold mineralization in sufficient quantity to warrant recovery, we cannot guarantee that the ore will be recoverable. Finally, even if any gold mineralization is recoverable, we cannot guarantee that this can be done at a profit. Failure to locate gold deposits in economically recoverable quantities will mean we cannot generate income. If we cannot generate income we will have to cease exploration activity, which will result in the loss of your investment.

6.	If we don't raise enough money for exploration, we will have to delay exploration or go out of business, which will result in the loss of your investment.

We are in the very early pre-exploration stage. We need to raise additional capital to undertake our planned exploration activity. We estimate we have sufficient cash on hand, to continue operations for two months provided we do not carry out any of our planned exploration activity. Although our officers and directors have agreed to advance funds sufficient to enable Loma to carry out Phase I of our exploration program as well as funds necessary to cover our estimated expenses for the next 12 months, we will be unable to conduct significant exploration unless we raise additional capital. You may be investing in a company that will not have the funds necessary to conduct any significant exploration activity due to our inability to raise additional capital. If that occurs we will have to delay exploration or cease our exploration activity and go out of business which will result in the loss of your investment.

7.
Because we are small and do not have much capital, we must delay conduct of any exploration and as a result may not find an ore body. Without an ore body, we cannot generate revenues and you will lose your investment.

Any potential development of and production from our exploration property depends upon the results of exploration programs and/or feasibility studies and the recommendations of duly qualified engineers and geologists. Because we are small and do not have much capital, we must limit our exploration activity unless and until we raise additional capital. Any decision to expand our operations on our exploration property will involve the consideration and evaluation of several significant factors including, but not limited to:

●	Costs of bringing the LVI Claims into production including exploration preparation of production feasibility studies, and construction of production facilities;
●	Availability and cost of financing;
●	Ongoing costs of production;
●	Market prices for the minerals to be produced;
●	Environmental compliance regulations and restraints; and
●	Political climate and/or governmental regulations and controls.

Such programs will require very substantial additional funds. Because we may have to limit our exploration, we may not find an ore body, even though our property may contain mineralized material. Without an ore body, we cannot generate revenues and you will lose your investment.

8.	We may not have access to all of the supplies and materials we need to begin exploration which could cause us to delay or suspend exploration activity.

Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies, such as dynamite, and certain equipment such as bulldozers and excavators that we might need to conduct exploration. We have not attempted to locate or negotiate with any suppliers of products, equipment or materials. We will attempt to locate products, equipment and materials as and when we are able to raise the requisite capital. If we cannot find the products and equipment we need, we will have to suspend our exploration plans until we do find the products and equipment we need.

9.
Because our officers and directors have other outside business activities and may not be in a position to devote a majority of their time to our planned exploration activity, our exploration activity may be sporadic which may result in periodic interruptions or suspensions of exploration.

Our President and CEO, will be devoting only 20% of his time, approximately 30 hours per month, to our operations and business. Our CFO will be devoting approximately 10 hours per month to our operations and our Secretary-Treasurer will be devoting only approximately 10 hours per month to our operations. As a consequence our business may suffer. For example, because our officers and directors have other outside business activities and may not be in a position to devote a majority of their time to our planned exploration activity, such exploration activity may be sporadic or may be periodically interrupted or suspended. Such suspensions or interruptions may cause us to cease operations altogether and go out of business.

10. Because we may be unable to meet property maintenance requirements or acquire necessary mining licenses, we may lose our interest in the LVI Claims.

In order to maintain our interest in the LVI Claims we must make an annual payment and/or expend certain minimum amounts on the exploration of the mineral claims of at least $4,461 each year. If we fail to make such payments or expenditures in a timely fashion, we may lose our interest in the mineral claims. Further, even if we do complete exploration activities, we may not be able to obtain the necessary licenses to conduct mining operations on the property, and thus would realize no benefit from exploration activities on the property.

11. Because mineral exploration and development activities are inherently risky, we may be exposed to environmental liabilities. If such an event were to occur it may result in a loss of your investment.

The business of mineral exploration and extraction involves a high degree of risk. Few properties that are explored are ultimately developed into production. At present, the LVI Claims, our sole properties, do not have a known body of commercial ore. Unusual or unexpected formations, formation pressures, fires, power outages, labour disruptions, flooding, explosions, cave-ins, landslides and the inability to obtain suitable or adequate machinery, equipment or labour are other risks involved in extraction operations and the conduct of exploration programs. We do not carry liability insurance with respect to our mineral exploration operations and we may become subject to liability for damage to life and property, environmental damage, cave-ins or hazards. There are also physical risks to the exploration personnel working in the rugged terrain of British Columbia, often in poor climatic conditions. Previous mining exploration activities may have caused environmental damage to the LVI Claims. It may be difficult or impossible to assess the extent to which such damage was caused by us or by the activities of previous operators, in which case, any indemnities and exemptions from liability may be ineffective. If the LVI Claims are found to have commercial quantities of ore, we would be subject to additional risks respecting any development and production activities. Most exploration projects do not result in the discovery of commercially mineable deposits of ore.

12. No matter how much money is spent on the LVI Claims, the risk is that we might never identify a commercially viable ore reserve.

No matter how much money may be spent over the years on the LVI Claims, we might never be able to find a commercially viable ore reserve. Over the coming years, we could spend a great deal of money on the LVI Claims without finding anything of value. There is a high probability the LVI Claims does not contain any reserves so any funds spent on exploration will probably be lost.

13. Even with positive results during exploration, the LVI Claims might never be put into commercial production due to inadequate tonnage, low metal prices or high extraction costs.

We might be successful, during future exploration programs, in identifying a source of minerals of good grade but not in the quantity, the tonnage, required to make commercial production feasible. If the cost of extracting any minerals that might be found on the LVI Claims is in excess of the selling price of such minerals, we would not be able to develop the LVI Claims. Accordingly even if ore reserves were found on the LVI Claims, without sufficient tonnage of adequate grade we would still not be able to economically extract the minerals from the LVI Claims in which case we would have to abandon the LVI Claims and seek another mineral property to develop, or cease operations altogether.

14. Because we have not put a mineral deposit into production before, we will have to acquire outside expertise. If we are unable to acquire such expertise we may be unable to put our property into production and you may lose your investment.

We have no experience in placing mineral deposit properties into production, and our ability to do so will be dependent upon using the services of appropriately experienced personnel or entering into agreements with other major resource companies that can provide such expertise. There can be no assurance that we will have available to us the necessary expertise when and if we place a mineral deposit into production.

15. Without a public market there is no liquidity for our shares and our shareholders may never be able to sell their shares which would result in a total loss of their investment.

Our common shares are not listed on any exchange or quotation system and do not have a market maker which results in no market for our shares. Therefore, our shareholders will not be able to sell their shares in an organized market place unless they sell their shares privately. If this happens, our shareholders might not receive a price per share which they might have received had there been a public market for our shares. It is our intention to apply for a quotation on the OTCBB whereby:

●	We will have to be sponsored by a participating market maker who will file a Form 211 on our behalf since we will not have direct access to the NASD personnel; and

●	We will not be quoted on the OTCBB unless we are current in our periodic reports; being at a minimum Forms 10K-SB and 10QSB filed with the SEC or other regulatory authorities.

We cannot be sure we will be able to obtain a participating market maker or be approved for a quotation on the OTCBB. If this is the case, there will be no liquidity for the shares of our shareholders.

16.	Even if a market develops for our shares our shares may be thinly traded, with wide share price fluctuations, low share prices and minimal liquidity.

If a market for our shares develops, the share price may be volatile with wide fluctuations in response to several factors, including:

●	Potential investors’ anticipated feeling regarding our results of operations;
●	Increased competition and/or variations in mineral prices;
●	Our ability or inability to generate future revenues; and
●	Market perception of the future of the mineral exploration industry.

In addition, if our shares are traded on the OTCBB, our share price may be impacted by factors that are unrelated or disproportionate to our operating performance. Our share price might be affected by general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations. In addition, even if our stock is approved for quotation by a market maker through the OTCBB, stocks traded over this quotation system are usually thinly traded, highly volatile and not followed by analysts. These factors, which are not under our control, may have a material effect on our share price.

17. We anticipate the need to sell additional treasury share in the future meaning that there will be a dilution to our existing shareholders resulting in their percentage ownership in the Company being reduced accordingly.

We expect that the only way we will be able to acquire additional funds is through the sale of our common stock. This will result in a dilution effect to our shareholders whereby their percentage ownership interest in the Company is reduced. The magnitude of this dilution effect will be determined by the number of shares we will have to issue in the future to obtain the funds required.

18. Because our securities are subject to penny stock rules, you may have difficulty reselling your shares.

Our shares are "penny stocks" and are covered by Section 15(g) of the Securities Exchange Act of 1934 which imposes additional sales practice requirements on broker/dealers who sell the Company's securities including the delivery of a standardized disclosure document; disclosure and confirmation of quotation prices; disclosure of compensation the broker/dealer receives; and, furnishing monthly account statements. For sales of our securities, the broker/dealer must make a special suitability determination and receive from its customer a written agreement prior to making a sale. The imposition of the foregoing additional sales practices could adversely affect a shareholder's ability to dispose of his stock.

ITEM 3.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Loma’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of Loma’s controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a, 15(e) and 15d 15(e) at the end of the period covered by this quarterly report on Form 10-QSB (the “Evaluation Date”), have concluded that as of the Evaluation Date, Loma’s disclosure and procedures were adequate and effective to ensure that material information relating to it would be made known to it by others, particularly during the period in which this quarterly report on Form 10-QSB was being prepared.

(b) Changes in Internal Controls

There were no changes in Loma’s internal controls or in other factors that could affect Loma’s disclosure controls and procedures subsequent to the Evaluation Date, nor any deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.

PART 11 - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are no legal proceedings to which Loma is a party or to which the LVI Claims are subject, nor to the best of management’s knowledge are any material legal proceedings contemplated.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Loma has not had a meeting of stockholders since its inception.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

1. Certificate of Incorporation, Articles of Incorporation and By-laws

1.1	Certificate of Incorporation (incorporated by reference from Loma’s Registration Statement on Form SB-2 filed on May 1, 2006)

1.2	Articles of Incorporation (incorporated by reference from Loma’s Registration Statement on Form SB-2 filed on May 1, 2006)

1.3	By-laws (incorporated by reference from Loma’s Registration Statement on Form SB-2 filed on May 1, 2006)

99.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certificate Pursuant to 18 U.S.C Section 1350 signed by the Chief Executive Officer

99.3	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.4	Certificate Pursuant to 18 U.S.C. Section 1350 signed by the Chief Financial Officer

(b) Reports on Form 8-K

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 30, 2006

LOMA VERDE INC.
  (Registrant)

PETER HILL
Peter Hill
Chief Executive Officer
President and Director

VIRGILIO SANTANA
Virgilio Santana
Chief Financial Officer
Chief Accounting Officer