Form 10KSB
period 2006-06-30
Loma Verde Inc
filed 2006-08-25
CIK 1357594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(x)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended June 30, 2006

( )	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from ____ to __________

Commission File number _________333-133710______ ___

LOMA VERDE INC.
(Exact name of Company as specified in charter)

Nevada	98-0490694
State or other jurisdiction of incorporation or organization	(I.R.S. Employee I.D. No.)

106 - 470 Granville Street
Vancouver, British Columbia, Canada	V6C 1V5
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number	1-604-805-4891
Securities registered pursuant to section 12 (b) of the Act:

Title of each share	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12 (g) of the Act:
None
(Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for a shorter period that Loma Verde Inc. was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes [X] No [ ]   (2) Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Loma Verde Inc.’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer’s revenues for its most recent fiscal year: $ -0-

State the aggregate market value of the voting stock held by non-affiliates of Loma Verde Inc.. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specific date within the past 60 days.

As at June 30, 2006, the aggregate market value of the voting stock held by non-affiliates is undeterminable and is considered to be 0.

(ISSUER INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE LAST FIVE YEARS)

Not applicable

(APPLICABLE ONLY TO CORPORATE COMPANYS)

As of June 30, 2006 Loma Verde Inc. has 2,561,000 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Exhibits incorporated by reference are referred under Part IV.

TABLE OF CONTENTS

PART 1

PART 1

ITEM 1. DESCRIPTION OF BUSINESS

History and Organization

The Company was incorporated under the laws of the State of Nevada on October 17, 2005 under the name of Loma Verde Inc (the “Company”). Our fiscal year end is June 30. Our executive offices are located at 1060 - 470 Granville Street, Vancouver, B.C., V6C 1V5. Our telephone number is (604) 805-4891and our fax number is (604)682-5281 Other than a wholly owned subsidiary, Loma Verde Explorations Ltd. (“LVI Canada”), the Company does not have any subsidiaries, affiliated companies or joint venture partners.

LVI Canada was incorporated under the laws of British Columbia Canada on October 28, 2005 for the purpose of holding registered and beneficial title to the Company’s mineral claims situated in British Columbia, Canada. LVI Canada’s business and registered office is also located at 1060 - 470 Granville Street, Vancouver, B.C., V6C 1V5.

We are the registered and beneficial owner of a 100% interest in the HV 1-12, Thistle 2 and Thistle 3 mineral claims (collectively referred to as the “LVI Claims”) located in British Columbia, Canada. We acquired the LVI Claims by staking for the sum of $4,500 between February 10th and Match 1st, 2006. We are a start-up mineral exploration company in the pre-exploration stage and have not generated any operating revenues since inception.

We own no other mineral property and are not engaged in the exploration of any other mineral properties. There can be no assurance that a commercially viable mineral deposit, an ore reserve, exists on the LVI Claims or can be shown to exist unless and until sufficient and appropriate exploration work is carried out and a comprehensive evaluation of such work concludes economic and legal feasibility. To date, we have not conducted any exploration work on the LVI Claims. Unless and until we are able to raise additional capital we will be unable to conduct any exploration work.  However, management of the Company has committed to advancing to the Company the funds necessary to carry out an initial exploration program, at an estimated cost of $4,394, should LVI is unable to raise capital from other sources. Ownership of the LVI Claims confers on us the rights to the minerals on the LVI Claims excepting placer minerals or coal. We do not own the land. The land is owned by the “Crown”, i.e. the Province of British Columbia, Canada. We do not have the right to harvest any timber on the LVI Claims

The Company is responsible for filing various forms with the United States Securities and Exchange Commission (the “SEC”) such as Form 10-KSB and Form 10-QSB.

The shareholders may read and copy any material filed by the Company with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, DC, 20549. The shareholders may obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information which Loma Verde Inc. has filed electronically with the SEC by assessing the website using the following address: http://www.sec.gov. Loma Verde Inc. has no website at this time.

Planned Business

The following discussion should be read in conjunction with the information contained in the financial statements of the Company and the notes, which form an integral part of the financial statements, which are attached hereto.

The financial statements mentioned above have been prepared in conformity with accounting principles generally accepted in the United States of America and are stated in United States dollars.

The Company presently has minimal day-to-day operations; consisting mainly of maintaining the LVI claims in good standing and preparing the reports to be filed with the SEC as required.

Risk Factors

An investment in our securities involves an exceptionally high degree of risk and is extremely speculative. In addition to the other information regarding the Company contained in this Form 10K-SB, you should consider many important factors in determining whether to purchase the shares of our company. The following risk factors reflect the potential and substantial material risks which could be involved if you decide to purchase shares in our company.

1.
Because our auditors have issued a going concern opinion and because our officers and directors may not continue to loan money to us, we may not be able to achieve our objectives and may have to suspend or cease exploration activity.

Our auditors' report on our June 30, 2006 financial statements expressed an opinion that substantial doubt exists as to whether we can continue as an ongoing business for the next twelve months. Although our officers and directors have committed to commit to loan or advance up to $19,666 (refer to page 20) to us to finance our expected expenses over the next 12 months, nevertheless if we do not raise additional capital through the issuance of treasury shares, we will be unable to conduct significant exploration activity and may have to cease operations and go out of business.

2.
Because the probability of an individual prospect ever having reserves is extremely remote, in all probability our property does not contain any reserves, and any funds spent on exploration will be lost.

Because the probability of an individual prospect ever having ore reserves is extremely remote, in all probability our sole property, the LVI Claims, do not contain any reserves, and any funds spent on exploration will be lost. If we cannot raise further funds as a result, we may have to suspend or cease operations entirely which would result in the loss of our shareholders’ investment.

3.	We lack an operating history and have losses which we expect to continue into the future. As a result, we may have to suspend or cease exploration activity or cease operations.

We were incorporated in 2005, have not yet conducted any exploration activities and have not generated any revenues. We have an insufficient exploration history upon which to properly evaluate the likelihood of our future success or failure. Our net loss from inception to June 30, 2006, the date of our audited financial statements attached thereto, is $39,889. Our ability to achieve and maintain profitability and positive cash flow in the future is dependent upon

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

4.
Because our officers and directors do not have technical training or experience in starting, and operating an exploration company nor in managing a public company, we will have to hire qualified personnel to fulfill these functions. If we lack funds to retain such personnel, or cannot locate qualified personnel, we may have to suspend or cease exploration activity or cease operations which will result in the loss of our shareholders’ investment.

Because our officers and directors are inexperienced with exploring for minerals and starting, and operating a mineral exploration company, we will have to hire qualified persons to perform surveying, exploration, and excavation of our property. Our officers and directors have no direct training or experience in these areas and as a result may not be fully aware of many of the specific requirements related to working within the industry. Their decisions and choices may not take into account standard engineering or managerial approaches, mineral exploration companies commonly use. Consequently our exploration, earnings and ultimate financial success could suffer irreparable harm due to management's lack of experience in this industry. Additionally, our officers and directors have no direct training or experience in managing and fulfilling the regulatory reporting obligations of a ‘public company’. Unless our three part time officers are willing to spend more time addressing these matters, we will have to hire professionals to undertake these filing requirements for the Company and this will increase the overall cost of operations. As a result we may have to suspend or cease exploration activity, or cease operations altogether, which will result in the loss of our shareholders’ investment.

5.
We have no known ore reserves. Without ore reserves we cannot generate income and if we cannot generate income we will have to cease exploration activity which will result in the loss our shareholder’ investment.

We have no known ore reserves. Even if we find gold mineralization we cannot guarantee that any gold mineralization will be of sufficient quantity so as to warrant recovery. Additionally, even if we find gold mineralization in sufficient quantity to warrant recovery, we cannot guarantee that the ore will be recoverable. Finally, even if any gold mineralization is recoverable, we cannot guarantee that this can be done at a profit. Failure to locate gold deposits in economically recoverable quantities will mean we cannot generate income. If we cannot generate income we will have to cease exploration activity, which will result in the loss of our shareholders’ investment.

6.	If we don't raise enough money for exploration, we will have to delay exploration or go out of business, which will result in the loss of our shareholders’ investment.

We are in the very early pre-exploration stage. We need to raise additional capital to undertake our planned exploration activity. We estimate we have sufficient cash on hand, to continue operations for two months provided we do not carry out any of our planned exploration activity. Although our officers and directors have agreed to advance funds sufficient to enable us to carry out Phase I of our exploration program as well as funds necessary to cover our estimated expenses for the next 12 months, we will be unable to conduct significant exploration unless we raise additional capital. Our shareholders’ may have invested in a company that will not have the funds necessary to conduct any significant exploration activity due to our inability to raise additional capital. If that occurs we will have to delay exploration or cease our exploration activity and go out of business which will result in the loss of our shareholders’ investment.

7.
Because we are small and do not have much capital, we must delay conduct of any exploration and as a result may not find an ore body. Without an ore body, we cannot generate revenues and our shareholders’ might lose their investment.

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

Such programs will require very substantial additional funds. Because we may have to limit our exploration, we may not find an ore body, even though our property may contain mineralized material. Without an ore body, we cannot generate revenues and our shareholders’ might lose their investment.

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

In order to maintain our interest in the LVI Claims we must make an annual payment and/or expend certain minimum amounts on the exploration of the mineral claims of at least $4,461 each year. If we fail to make such payments or expenditures in a timely fashion, we may lose our interest in the mineral claims. Further, even if we do complete exploration activities, we may not be able to obtain the necessary licenses to conduct mining operations on the property, and thus would realize no benefit from exploration activities on the LVI Claims.

11. Because mineral exploration and development activities are inherently risky, we may be exposed to environmental liabilities. If such an event were to occur it may result in a loss of our shareholders’ investment.

The business of mineral exploration and extraction involves a high degree of risk. Few properties that are explored are ultimately developed into production. At present, the LVI Claims, our sole properties, do not have a known body of commercial ore. Unusual or unexpected formations, formation pressures, fires, power outages, labor disruptions, flooding, explosions, cave-ins, landslides and the inability to obtain suitable or adequate machinery, equipment or labor are other risks involved in extraction operations and the conduct of exploration programs. We do not carry liability insurance with respect to our mineral exploration operations and we may become subject to liability for damage to life and property, environmental damage, cave-ins or hazards. There are also physical risks to the exploration personnel working in the rugged terrain of British Columbia, often in poor climatic conditions. Previous mining exploration activities may have caused environmental damage to the LVI Claims. It may be difficult or impossible to assess the extent to which such damage was caused by us or by the activities of previous operators, in which case, any indemnities and exemptions from liability may be ineffective. If the LVI Claims are found to have commercial quantities of ore, we would be subject to additional risks respecting any development and production activities. Most exploration projects do not result in the discovery of commercially mineable deposits of ore.

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

14. Because we have not put a mineral deposit into production before, we will have to acquire outside expertise. If we are unable to acquire such expertise we may be unable to put our property into production and our shareholders’ might lose their entire investment in our company..

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

17. We anticipate the need to sell additional treasury share in the future meaning that there will be a dilution to our existing shareholders resulting in their percentage ownership in our Company being reduced accordingly.

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

ITEM 2. DESCRIPTION OF PROPERTY

The Company’s sole mineral property is:

LVI Claims

LVI Canada is the registered and beneficial owner of a 100% interest in the LVI Claims, located in British Columbia, Canada.

Beneficial ownership of the LVI Claims confers the rights to the minerals on the LVI Claims except for placer minerals or coal. We do not own the land itself since it is held in the name of the “Crown”, i.e. the Province of British Columbia. We do not have the right to harvest any timber on the LVI Claims.

The claim name, tenure number, expiry date, map sheet reference number and recorded owner of the LVI Claims is as follows:

Claim Name	Tenure Record Number	Expiry Date	Map Sheet	Owner
HV 1-12	508118	March 1/07	MO92F02E	Loma Verde Explorations Ltd.
Thistle 2	527389	Feb 10/07	MO92F02E	Loma Verde Explorations Ltd.
Thistle 3	527390	Feb 10/07	MO92F02E	Loma Verde Explorations Ltd.

The LVI Claims cover an area of 1,269.07 hectares (approximately 3,136 acres).

To maintain the claims in good standing, such that they do not expire on the date indicated in the preceding table, we must undertake exploration work on the LVI Claims before the expiry date, or pay cash of approximately $4,461in lieu of doing exploration work, to the Province of British Columbia. This is an annual obligation. Failure to do either, each year, will result in the LVI Claims reverting to the Province of British Columbia.

The LVI Claims was selected for acquisition due to previously recorded exploration work and because the claims are not located in an environmentally sensitive region.

Additional information regarding the LVI Claims can be found at the British Columbia government website located at http://www.mtonline.gov.bc.ca/.

Location and Access

The LVI Claims are located approximately 16 kilometers (10 miles) south east of Port Alberni, British Columbia, a town of approximately 20,000 located on Vancouver Island. The area covered by the claims is an active logging region thus numerous heavy operators and equipment available for hire. Port Alberni provides most necessary amenities and supplies including, fuel, helicopter services and hardware while drilling companies and assay services are available in the town of Campbell River (also on Vancouver Island) or in Vancouver, B.C. Access to our claims is via paved road and thereafter by good gravel logging road to the claims. There are numerous logging roads and trails throughout the area covered by the claims.

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

At least three deposit types are associated with the rock units noted above and the indictaed geological environment underlying the LVI Claims:

•	quartz vein type mineralization;
•	massive sulphide mineralization; and
•	massive sulphide related skarn mineralization.

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

We intend to undertake Phase I work at some point during the fall or early winter of 2006. Precise timing of the work will depend upon weather conditions in the vicinity of the LVI Claims. Depending upon how dry the late spring and summer weather may be, the heavily forested area which hosts the LVI Claims may be subject to closures during periods of high risk for forest fires.

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

Work is phased in such a manner as to allow decision points to ensure that future work has a value and will provide better or additional information as to the viability of the claim. By utilizing a multi-phase work program, at the end of each phase a decision can be made as to whether the phase has provided the necessary information to increase the viability of the project. If the information obtained as a result of any phase indicates that there is no increased probability of finding an economically viable deposit at the end of the project, a determination would be made that the work should cease at that point. This is a LVI procedure in the industry prior to the commitment of additional funding to move a project forward to the next phase of exploration and/or development.

Since the LVI Claims is located at an elevation that is subject to cold winters with snowfall accumulations, no work could be undertaken on our property until late spring/summer 2006.

Particularly since we have a limited operating history, no reserves and no revenue, our ability to raise additional funds to conduct Phase II work might be limited. If we are unable to raise the necessary funds, we would be required to suspend LVI's operations and liquidate our company. See, particularly, ‘Risk Factors’ 1, 3, and 7 on pages 5, 6 and 7, respectively.

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

We intend to hire geologists, engineers and other subcontractors on an as needed basis. We have not entered into negotiations or contracts with any of them although it is our intention to retain Mr. Timmins as senior geological consultant. We do not intend to initiate negotiations or hire anyone unless and until we have the funds necessary to commence exploration activities

Investment Policies

The Company does not have an investment policy at this time. Any excess funds it has on hand will be deposited in interest bearing notes such as term deposits or short term money instruments. There are no restrictions on what the director is able to invest or additional funds held by the Company. Presently the Company does not have any excess funds to invest.

ITEM 3. LEGAL PROCEEDINGS

There are no legal proceedings to which the Company or its subsidiary is a party or to which its property is subject, nor to the best of management’s knowledge are any material legal proceedings contemplated.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

There has been no Annual General Meeting of Stockholders within the last fiscal year.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

During the past year, there has been no established trading market for the Company’s common stock. Since its inception, the Company has not paid any dividends on its common stock, and it does not anticipate that it will pay dividends in the foreseeable future. As at June 30, 2006, the Compnay had 38 shareholders; three of these shareholders are officers and/or directors of the Company.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

The Company was incorporated on October 17, 2005 under the laws of the State of Nevada. The Company's Articles of Incorporation currently provide that the Company is authorized to issue 200,000,000 shares of common stock, par value $0.001 per share. As at June 30, 2006, there were 2,561,000 shares outstanding.

LIQUIDITY AND CAPITAL RESOURCES

As at June 30, 2006, the Company had cash of $1,169 and liabilities of $14,258. The liabilities of $8,311 owed to general creditors are as follows: the transfer agent - $690, auditors - $2,500, internal accountant - $5,100, and other payables - $21. The amount owed to related parties of $5,947 is non-interest bearing and has not fixed terms of repayment.

During the period, the Company has incurred the following expenses:

Expenditure		Amount

Accounting and audit	i	$ 10,095
Bank charges		322
Consulting	ii	10,000
Exploration and filing fees	iii	4,500
Filing fees	iv	632
Incorporation costs	v	1,424
Legal	vi	2,500
Management fees	vii	4,500
Office		726
Rent	viii	2,700
Telephone	ix	1,800
Transfer agent's fees and interest	x	690
Total expenses		$ 39,889

i.
The Company accrues $495 in fees to its auditors, Madsen & Associates, CPA's Inc., for the review of its March 31, 2006 10-QSB, $2,000 for the audit as at February 28, 2006 and $2,500 for the examination of the Form 10-KSB as at June 30, 2006. In addition, the Company has accrued $1,000 for its February 28, 2006 financial statements, $750 for its March 31, 2006 10QSB and $1,000 for its June 30, 2006 for this Form 10-KSB in order that the accountant can prepare the applicable working papers and other information to be submitted to the auditors for their review of the Form 10-QSBs and 10-KSBs and $500 for the preparation of Form 8A. The Company has also incurred $1,850 in Edgarizing charges.

ii.	The company has incurred $10,000 in consulting fees paid for the preparation of the SB-2 which became effective on May 19, 2006.

iii.	The company paid $4,500 for the geology report prepared on the Thistle property.

iv.	The Company has paid $200 for the initial list of officers and directors and $432 for a free miner license for Loma Verde Explorations Ltd., our Canadian subsidiary.

v.	Incorporation costs consist of $1,100 paid to Empire Stock Transfer for incorporation and resident agent fees, and $324 paid for the incorporation of Loma Verde Explorations Ltd.

vi. Legal expense relating to consent letter attached to Form SB-2.

vii.
The Company does not compensate its directors for the service they perform for the Company since, at the present time, it does not have adequate funds to do so. Nevertheless, management realizes that it should give recognition to the services performed by the directors and officers and therefore has accrued $500 per month. This amount has been expensed in the current period with the offsetting credit being allocated to "Capital in Excess of Par Value" on the balance sheet. The Company will not, in the future, be responsible for paying either cash or shares in settling this accrual.

viii.
The Company does not incur any rental expense since it used the personal office of its President. Similar to management fees, rent expense should be reflected as an operating expense. Therefore, the Company has accrued $300 per month as an expense with an offsetting credit to "Capital in Excess of Par Value".

ix.
The Company does not have its own telephone number but uses the telephone number of its President. Similar to management fees and rent, the Company accrues an amount of $200 per month to represent the charges for telephone with an offsetting entry to "Capital in Excess of Par Value".

x.	Transfer agent fees are for a CUSIP number and for stock certificate issuing fees.

As of June 30, 2006 we had cash reserves of $1,169 and unpaid accounts payable of $14,258 including $5,947 to related parties. Including the cost of completing the Phase I exploration program on the LVI Claims, our non-elective expenses over the next twelve months, are expected to be as follows:

Source of Expense		Amount

Accountant	(i)	$ 3,500
Auditors	(ii)	4,000
Bank charges		200
Exploration - Phase 1	(iii)	4,394
Filing fees	(iv)	125
Office and miscellaneous	(v)	500
Transfer agent’s fees	(vi)	1,000
Estimated expenses for next 12 months		13,719
Add: Accounts payable to third parties		5,947
twelve months		$ 19,666

(i) Accountant Regardless of the time of the effectiveness of this registration statement,     we will have to file quarterly and annual financial statements as follows:

Period Ending	Accountant’s Fees

September 30, 2006 - three month period	$ 750
December 31, 2006 - six month period	750
March 31, 2007 - nine month period	750
June 30, 2007 - fiscal year end	1,250
Estimated total expense	$ 3,500

(ii) Auditors  Similar to accountant’s fees noted above the following expense is    estimated to occur over the next twelve month period:

Period Ending	Auditors’ Fees

September 30, 2006 - three month period	$ 500
December 31, 2006 - six month period	500
March 31, 2007 - nine month period	500
June 30, 2006 - fiscal year end	2,500
Estimated total expense	$ 4,000

(iii) Exploration - Phase I William Timmins has estimated that Phase I comprised mainly of geological mapping, silt and soil geochemical sampling of defined drainage, and    prospecting, will initially cost Cdn $5,000 (US$4,394).

(iv) Filing Fees Annually we will be required to pay to the Secretary of State of Nevada a filing fee to maintain it in good standing for a further year.

(v) Office and miscellaneous Based on our experience to date we have estimated office and miscellaneous expenses for the next twelve months for such items as delivery, photocopying, faxing and general office supplies.

(vi) Transfer agent’s fees The annual charge by Empire Stock Transfer Inc. to act as transfer  agent for us is $500. The additional charge of $500 represents the cost of preparation of share certificates under this registration statement and other miscellaneous expenses which might be incurred.

Should funding prove unavailable from other sources, management of the Company has committed to advancing to the Company up to $19,666, the amount expected to be required to finance our operations over the next 12 months. Management has agreed to advance these funds on an ‘as needed’ basis to ensure the Company is able to pay its accounts payable as and when due, pay its accountants and other professional advisers during the year as well as undertake the Phase I exploration work on the LVI Claims, as recommended in the Timmins’ Report.

Nevertheless, our future operations are dependent upon our ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable operations or income from its investments. As of August 25, 2006, we have not generated revenues, and have experienced negative cash flow from operations. We may look to secure additional funds through future debt or equity financings. Such financings may not be available or may not be available on reasonable terms.

We do not expect to purchase or sell any plant or significant equipment during the next year.

We do not expect any significant changes in the number of employees.

ITEM 7. FINANCIAL STATEMENTS

The consolidated financial statements of Loma Verde Inc. and subsidiary are included following the signature page to this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the period ended June 30, 2006 to the best of the Company’s knowledge, there have been no disagreements with Madsen & Associates, CPA's Inc. on any matters of accounting principles or practices, financial statement disclosure, or audit scope procedures, which disagreement if not resolved to the satisfaction of Madsen & Associates, CPA's Inc. would have caused them to make a reference in connection with its report on the financial statements as at June 30, 2006.

ITEM 8A - CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of our controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a 14(c) and 15d 14 (c) as of the date within 90 days of the filing of this annual report on Form 10-KSB (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to it would be made known to us by others, particularly during the period in which this annual report on Form 10-KSB was being prepared.

(b) Changes in Internal Controls

There were no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.

PART 111

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

Officers and Directors and their backgrounds

Each of our Directors serves until his successor is elected and qualified. Each of our officers is elected by the Board of Directors to a term of one (1) year and serves until his successor is duly elected and qualified, or until he is removed from office. The Board of Directors has no nominating or compensation committees.

The name, address, age and position of our officers and directors is set forth below:

Name and Address	Position(s)	Age
Peter Hill Vancouver, B.C., Canada,	Chief Executive Officer, President and Director (1)	69

Virgilio Santana Puerto Plata, Dominican Republic	Chief Financial Officer, Chief Accounting Officer, and Director (2)	30

Belkis Reyes, Cabarete, Dominican Republic	Secretary-Treasurer (3)	30

(1)	Peter Hill was appointed a director on October 17, 2005, and President and the Chief Executive Officer on October 25, 2005.

(2)	Virgrilio Santana was appointed director on October 18, 2005 and was appointed and Chief Financial Officer and Chief Accounting Officer October 25, 2005.
(3)	Belkis Reyes was appointed Secretary Treasurer on October 25, 2005.

The percentage of common shares beneficially owned, directly or indirectly, or over which control or direction are exercised by the directors and officers of our Company, collectively, is approximately 88% of the total issued and outstanding shares.

None of our directors or officers has professional or technical accreditation in the mining business.

PETER HILL has been the President and a Director of the Company since October 2005. Peter Hill was born on July 19, 1936 in the city of Hamilton, Ontario, Canada. He graduated from St. Andrews College, a private high school located outside of Toronto, Ontario. He attended McGill University in Montreal, Quebec studying commerce and finance for two yeas. In 1956, he left McGill University without obtaining a degree and joined Gairdner and Company, a Toronto broker-dealer, as a security analyst. In 1959 he joined McLeod Young and Weir, as a stockbroker. In 1962 he joined the broker-dealer. In 1968 Mr. Hill become Chairman and General Manager of the 900 room Lord Simcoe Hotel in Toronto. While working at the Lord Simcoe Hotel he become founding and controlling shareholder of Global Communications; now Global Television. In 1975, Mr. Hill traveled to Europe for a year and did not undertake any business endeavors. Upon returning to Toronto in 1976, he acquired a 100% ownership interest and became President of a small broker-dealer, J. B. White & Company. In 1980, Mr. Hill moved to Amsterdam where he was assigned to reorganizing a broker-dealer , FDS Financial Services; then moved to London, England in 1981 for four years to become a partner in a money management firm, Baynard & Company Ltd. In 1985 Mr. Hill moved to Vancouver, British Columbia, Canada where for the next 20 years was a consultant to a number of companies listed on the TSX venture Exchange and its predecessors, the Vancouver Stock Exchange and the Alberta Stock Exchange. His consulting services were primarily relating to public relations for his clients. Presently, Mr. Hill is a director of Dynamics Resources Corp. a company listed on the CNQ Exchange in Toronto and ‘pink sheeted’ in the United States. In addition, he has recently become a director of Global Net Entertainment Ltd., a company applying for listing on the TSX Venture Exchange in Toronto, Canada.

VIRGILIO SANTANA has been our Chief Financial Officer and Chief Accounting Officer since October 2005. Born in 1975 and educated at the San Felipe School, Puerto Plata. Mr. Santana received an accountant degree magna cum laude from the Technological University of Santiago, and Master in Business Administration and a Bachelor in Corporative finances and International Business from the PUCMM University in 1999(also magna cum laude). Mr. Santana began his career in 1992 with the Banco Popular, working in several branches across the country. After several years with the bank he entered the tourist industry, taking the position as financial director for a hotel chain, Allegro Resorts Corporation. During his first two years with Allegro, Mr. Santana traveled abroad, developing the financial departments of hotels located in the Caribbean islands. After leaving Allegro Resorts Corporation Mr. Santana joined Hacienda Resorts, assuming the position of Corporate Financial Director. His duties included taking charge of the management of every financial department of the local and overseas hotels of Hacienda Resorts. He has served as article editor of the Public Accountant Institute and the Junior American Chamber. His publications include: The Impact of the Inflation in Latin America, The Globalisation Impact in the Modern Corporation, The Free Commerce and the Pymes, The 100 Rulers and Regulations for Managing a Hotel, Laws for Accountants and Administrators.  Currently Mr. Santana is working as an Accountant for HE Capital Corporation, a stock broking and financial consultancy firm, located at Sosua, Dominican Republic.

BELKIS REYES has served as our Secretary Treasurer since October 2005. Her employment involves the provision of corporate secretarial services to various clients. She resides in the Dominican Republic.

None of our officers and directors work full time for our company. Peter Hill spends approximately 20 hours a month on administrative and accounting matters. It is anticipated Peter will spend more time on our businesses, approximately 30 hours a month, during the next year as and if and when the Company becomes more active in our exploration activities. As CFO/CAO, Virgrilio Santana spends approximately 10 hours per month on corporate matters. With recent preparation of an offering memorandum, this Registration Statement and because the Company intends to seek a quotation on the OTCBB in the near future Virgrilio’s time on Company affairs is expected to continue at this pace for the foreseeable future. Our Secretary Treasurer expects to continue to devote approximately 10 hours per month on our operations.

Excepting Peter Hill’s directorship with Dynamics Resources Corp., our Directors and Officers are not directors of another company registered under the Securities and Exchange Act of 1934. There were two meetings of the Board of Directors from inception to January 31, 2006. Since February 28, 2006 our Board has held one meetings and our Audit Committee held one meeting.

To the knowledge of management, during the past five years, no present or former director, executive officer or person nominated to become a director or an executive officer of the Company:

(1)
filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by the court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filings;

(2)	was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)
was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities:

(i)
acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliate person, director or employee of any investment company, or engaging in or continuing any conduct or practice in connection with such activity;

(ii) engaging in any type of business practice; or

(iii)	engaging in any activities in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

(4)
was the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activities;

(5)
was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated.

(6)
was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Compliance with Section 16 (a) of the Exchange Act

The Company knows of no director, officer, beneficial owner of more than ten percent of any class of equity securities of the Company registered pursuant to Section 12 (“Reporting Person”) that failed to file any reports required to be furnished pursuant to Section 16(a). Other than those disclosed below, we knows of no Reporting Person that failed to file the required reports during the most recent fiscal year except as shown below.

The following table sets forth as at June 30, 2006, the name and position of each Reporting Person that filed any reports required pursuant to Section 16 (a) during the most recent fiscal year.

Name	Position	Form	Date Report Filed
Peter Hill	Chief Executive Officer, President and Director	3 5	Not Filed Not Filed

Belkis Reyes	Secretary Treasurer	3	Not Filed

Virgilio Santana	Chief Financial Officer, Chief Accounting Officer and Director	3	Not Filed

ITEM 10. EXECUTIVE COMPENSATION

Cash Compensation

There was no cash compensation paid to any director or executive officer of the Company during the period ended June 30, 2006.

We have not paid any executive compensation during the period since inception as can be noted from the following summary:

Summary Compensation Table
Long Term Compensation
Annual Compensation	Awards	Payouts

(a)	(b)	(c)	(e)	(f)	(g)	(h)	(i)
Name and Principal position	Year	Salary	Other annual Comp. ($)	Restricted stock awards ($)	Options/ SAR (#)	LTIP Pay-outs ($)	All other Comp- ensation ($)

Peter Hill Chief Executive Officer, President and Director	2005 2006	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-

Virgilio Santana Chief Financial Officer, Chief Accounting Officer and Director	2005- 2006	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-

Belkis Reyes Secretary Treasurer	2005- 2006	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-

Compensation of Directors

We have no standard arrangement to compensate directors for their services in their capacity as directors. Directors are not paid for meetings attended. All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred.

Bonuses and Deferred Compensation

None

Compensation Pursuant to Plans

None

Pension Table

None

Other Compensation

The directors and officers have not received any compensation for the time they have devoted to the Company. Nevertheless, the Company does give recognition to the time spent by accruing as an expense each month a charge of $500 per month as management fees with an offsetting credit to Capital in Excess of Par Value. The amount so accrued with not be pay in either cash or shares to the directors in the future.

Compensation of Directors

None

Termination of Employment

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in Cash Consideration set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person’s employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person’s responsibilities following a change in control of the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL SHAREHOLDERS

The following table sets forth, as at August 25, 2006, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The shareholder listed below has direct ownership of his/her shares and possesses sole voting and dispositive power with respect to the shares.

Title or Class	Name and Address of Beneficial Owner (1)	Amount of Beneficial Ownership (2)	Percent of Class

Common Stock	Peter Hill 1016 - 470 Granville St., Vancouver B. C., Canada, V6C 1V5	1,000,000	37.05%
Common Stock	Virgilio Santana Calle #7, Casa #25 Tore Alta IV, Puerto, Republica Dominica	750,000	29.28%
Common Stock	Belkis Reyes Calle Principal, proximo de la farmacia, La Cienega Cabarete, Republica Dominica	500,000	19.52%

Common Stock	Directors and Officers as a Group	2,250,000	87.85%

(1)	Unless otherwise noted, the security ownership disclosed in this table is of record and beneficial.

(2)
Under Rule 13-d of the Exchange Act, shares not outstanding but subject to options, warrants, rights, conversion privileges pursuant to which such shares may be acquired in the next 60 days are deemed to be outstanding for the purpose of computing the percentage of outstanding shares owned by the person having such rights, but are not deemed outstanding for the purpose of computing the percentage for such other persons. None of our officers or directors has options, warrants, rights or conversion privileges outstanding.

Future Sales by Existing Shareholders

As of August 25, 2006 there are a total of 2,561,000 shares of our common stock are issued and outstanding. Of these all 2,250,000, being 87.85%, are ‘restricted shares’ as defined in Rule 144 of the Securities Act of 1933. Under a recent effective registration statement, we qualified for trading 311,000 restricted shares, being approximately 12.15% of our issued shares.

Under Rule 144 restricted shares can be publicly sold, subject to volume restrictions and restrictions on the manner of sale, commencing one year after their acquisition.

The Company does not have any securities that are convertible into common stock. We have not registered any shares for sale by security holders under the Securities Act other than as disclosed in this Form 10K-SB.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management and Others

Except as indicated below, there were no material transactions, or series of similar transactions, since inception of the Company and during its current fiscal period, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the Company’s common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Indebtedness of Management

There were no material transactions, or series of similar transactions, since our inception, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a part, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than 5% of the common shares of its capital stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Transactions with Promoters

We do not have promoters and have had no transactions with any promoters.

PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) (1)  Financial Statements.

The following financial statements are included in this report:

Consolidated Statement of Cash Flows for the period from October 17, 2005 (date of inception) to June 30, 2006	37

Notes to the Consolidated Financial Statements	38

(a) (2) Financial Statement Schedules

The following financial statement schedules are included as part of this report:

None.

(a) (3) Exhibits

The following exhibits are included as part of this report by reference:

Item 2.  Exhibits

3.1	Certificate of Incorporation (incorporated by reference from Loma Verde’s Registration Statement on Form SB-2 filed on May 1, 2006, Registration No. 333-133710)

3.3	Articles of Incorporation (incorporated by reference from Loma Verde’s Registration Statement on Form SB-2 filed on May 1, 2006, Registration No. 333-133710)

3.4	By-laws (incorporated by reference from Loma Verde’s Registration Statement on Form SB-2 filed on May 1, 2006, Registration No. 333-133710)

4	Stock Specimen (incorporated by reference from Loma Verde’s Registration Statement on Form SB-2 filed on May 1, 2006, Registration No. 333-133710)

10.1	Transfer Agent and Registrar Agreement (incorporated by reference from Loma Verde’s Registration Statement on Form SB-2 filed on May 1, 2006, Registration No. 333-133710)

(b) Reports on Form 8-K

None
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) Audit Fees

The fees billed by the independent accountants for the period February 28, 2006 in the amount of $2,000, for the period ended March 31, 2006 in the amount of $495 and from inception to June 30, 2006 was $2,500 for a total aggregate fees of $4,995.

(2) Audit-Related Fees

The aggregate fees billed in the period ended June 30, 2006 for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of Loma’s financial statements and are not reported under Item 9 (e)(1) of Schedule 14A was NIL.

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountants for tax compliance, tax advise, and tax planning was $NIL.

(4) All Other Fees

During the last two fiscal years there were no other fees charged by the principal accountants other than those disclosed in (1) and (3) above.

(5) Audit Committee’s Pre-approval Policies

Under our audit committee’s policy, pre-approval is generally provided for particular services or category of service, including planned services, project based services and routine consultations. In addition, the audit committee may also pre-approve particular services on a case-by-case basis. Our audit committee approved all services that our independent accountants provided to us since inception.

(6) Audit hours incurred

Our independent accountants did not spend greater than 50 percent of the hours spent on the accounting by our internal accountant.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       LOMA VERDE INC.
                         (Registrant)

August 25, 2006

By: PETER HILL
Peter Hill
Chief Executive Officer,
President and Director

By: VIRGILIO SANTANA
Chief Accounting Officer,
Chief Financial Officer and Director

MADSEN & ASSOCIATES, CPA’s INC.	684 East Vine Street, #3
Certified Public Accountants and Business Consultants Board	Murray, Utah, 84107
Telephone 801-268-2632 Fax 801-262-3978

Board of Directors
Loma Verde Inc. and Subsidiary
Vancouver B. C. Canada

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheet of Loma Verde Inc. and subsidiary (pre- exploration stage company) at June 30, 2006, and the consolidated statement of operations, stockholders' equity, and cash flows for the period October 17, 2005 to June 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall balance sheet presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Loma Verde Inc. and subsidiary at June 30, 2006, and the results of operations, and cash flows for the period October 17, 2005 (date of inception) to June 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company will need additional working capital to service its debt and for its planned activity, which raises substantial doubt about its ability to continue as a going concern.

Management's plans in regard to these matters are described in the notes to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Murray, Utah                          MADSEN & ASSOCIATES CPA’S INC.
August 25, 2006

LOMA VERDE INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
June 30, 2006

ASSETS

CURRENT ASSETS

Cash	$ 1,169

Total Current Assets	$ 1,169

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$ 8,311
Accounts payable - related party	5,947

Total Current Liabilities	14,258

STOCKHOLDERS’ DEFICIENCY

Common stock
200,000,000 shares authorized, at $0.001 par value;
2,561,000 shares issued and outstanding	2,561
Capital in excess of par value	24,239
Deficit accumulated during the pre-exploration stage	(39,889)

Total Stockholders’ Deficiency	(13,089)

$ 1,169

The accompanying notes are an integral part of these financial statements.

LOMA VERDE INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
                        For the period from October 17, 2005 (date of inception) to June 30, 2006

REVENUES	$ -

EXPENSES
Accounting and audit	10,095
Bank charges	322
Consulting	10,000
Exploration costs	-
Filing fees	632
Geology report	4,500
Incorporation costs	1,424
Legal fees	2,500
Management fees	4,500
Office	726
Rent	2,700
Telephone	1,800
Transfer agent fees	690

NET LOSS FROM OPERATIONS	$ (39,889)

NET LOSS PER COMMON SHARE

Basic and diluted	$(0.01)

AVERAGE OUTSTANDING SHARES
2,433,441
Basic

The accompanying notes are an integral part of these financial statements.

LOMA VERDE INC. AND SUBSIDIARY
(Pre-Exploration Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
Period October 17, 2005 (date of inception) to June 30, 2006

	Common Shares	Stock Amount	Capital in Excess of Par Value	Accumulated Deficit

Balance October 17, 2005	-	$ -	$ -	$ -

Issuance of common shares for cash at $0.001 - February 15, 2006	2,250,000	2,250	-	-

Issuance of common shares for cash at $0.05 - January 31, 2006	311,000	311	15,239	-

Capital contributions - expenses	-	-	9,000	-

Net operating loss for the period ended June 30, 2006	-	-	-	(39,889)

Balance as at June 30, 2006	2,561,000	$ 2,561	$ 24,239	$ (39,889)

The accompanying notes are an integral part of these financial statements

LOMA VERDE INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
                         For the period from October 17, 2005 (date of inception) to June 30, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (39,889)

Adjustments to reconcile net loss to net cash provided by operating activities:

Changes in accounts payable	8,311
Capital contributions - expenses	9,000

Net Cash Provided (Used) in Operations	(22,578)

CASH FLOWS FROM INVESTING ACTIVITIES:	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Changes in accounts payable - related party	5,947
Proceeds from issuance of common stock	17,800
23,747

Net Increase in Cash	1,169

Cash at Beginning of Period	-

CASH AT END OF PERIOD	$ 1,169

The accompanying notes are an integral part of these financial statements

LOMA VERDE INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
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

Basic and Diluted Net Income (loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless the exercise becomes antidilutive and then only the basic per share amounts are shown in the report.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Loma Verde Inc (parent) and its subsidiary from their inception. All significant intercompany accounts and balances have been eliminated in consolidation.

LOMA VERDE INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006

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

On June 30, 2006, the Company had a net operating loss carry forward of $39,889 for income tax purposes. The tax benefit of approximately $12,000 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years.

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
June 30, 2006

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued
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
June 30, 2006

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

4. SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

Officers-directors have acquired 88% of the common stock issued and have made no interest, demand loans to the Company of $5,947.

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

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional loans from related parties, and equity funding, which will enable the Company to operate for the coming year.