Form 10QSB/A
period 2006-03-31
Loma Verde Inc
filed 2006-09-01
CIK 1357594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No □

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act )        Yes ⁫    No [X]

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

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements contained, or incorporated by reference, in this Form 10Q-SB/A are "forward-looking" statements. Forward-looking statements include statements that are predictive in nature, that depend upon or refer to future events or conditions, that include words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," or similar expressions. In addition, any statement concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible future actions by Loma, which may be provided by management are also forward-looking statements. Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties, and assumptions about Loma, economic and market factors and the industries in which Loma does business, among other things. These statements are not guarantees of future performance and Loma has no specific intention to update these statements.

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

Risk Factors

An investment in our securities involves an exceptionally high degree of risk and is extremely speculative. In addition to the other information regarding Loma contained in this Form 10Q-SB/A, you should consider many important factors in determining whether to purchase the shares of our company. The following risk factors reflect the potential and substantial material risks which could be involved if you decide to purchase shares in our company.

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

Any potential development of and production from our exploration property depends upon the results of exploration programs and/or feasibility studies and the recommendations of duly qualified engineers and geologists. Because we are small and do not have much capital, we must limit our exploration activity unless and until we raise additional capital. Any decision to expand our operations on our exploration property will involve the consideration and evaluation of several significant factors including, but not limited to:

●	Costs of bringing the LVI Claims into production including exploration preparation of production feasibility studies, and construction of production facilities;
●	Availability and cost of financing;
●	Ongoing costs of production;
●	Market prices for the minerals to be produced;
●	Environmental compliance regulations and restraints; and
●	Political climate and/or governmental regulations and controls

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

September 1, 2006

 LOMA VERDE INC.
(Registrant)

PETER HILL
Peter Hill
Chief Executive Officer
President and Director

VIRGILIO SANTANA
Virgilio Santana
Chief Financial Officer
Chief Accounting Officer