Form 10KSB/A
period 2006-06-30
Loma Verde Inc
filed 2006-09-01
CIK 1357594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

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

(1) Yes [X] No [ ]   (2) Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes [  ]  No [X]

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

Risk Factors

An investment in our securities involves an exceptionally high degree of risk and is extremely speculative. In addition to the other information regarding the Company contained in this Form 10K-SB/A, you should consider many important factors in determining whether to purchase the shares of our company. The following risk factors reflect the potential and substantial material risks which could be involved if you decide to purchase shares in our company.

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

ITEM 7. FINANCIAL STATEMENTS

The consolidated financial statements of Loma Verde Inc. and subsidiary are included following the signature page to this Form 10-KSB/A.

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

The Company does not have any securities that are convertible into common stock. We have not registered any shares for sale by security holders under the Securities Act other than as disclosed in this Form 10K-SB/A.

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

LOMA VERDE INC.
(Registrant)

PETER HILL
Peter Hill
Chief Executive Officer
and President

September 1, 2006

In accordance with the Exchange Act, this report has been signed below by gthe following persons on behalf of the registrant and in the capacities and on the dates indicated.

PETER HILL
Peter Hill
Chief Executive Officer
and President

September 1, 2006

VIRGILIO SANTANA
Chief Financial Officer and
Chief Accounting Officer

September 1, 2006

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