Form 10QSB/A
period 2006-03-31
Loma Verde Inc
filed 2006-10-19
CIK 1357594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSBA

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No □

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act )  Yes [X]   No  [  ]

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

October 18, 2006

LOMA VERDE INC.
(Registrant)

PETER HILL
Peter Hill
Chief Executive Officer
President and Director

VIRGILIO SANTANA
Virgilio Santana
Chief Financial Officer
Chief Accounting Officer