Form 10KSB/A
period 2006-06-30
Loma Verde Inc
filed 2006-10-19
CIK 1357594

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
(1) Yes [X] No [ ]   (2) Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [X]     No [ ]

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

State the aggregate market value of the voting stock held by non-affiliates of Loma Verde Inc. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specific date within the past 60 days.

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

PART 1                                                                             Page

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

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

During the past year, there has been no established trading market for the Company’s common stock. Since its inception, the Company has not paid any dividends on its common stock, and it does not anticipate that it will pay dividends in the foreseeable future. As at June 30, 2006, the Company had 38 shareholders; three of these shareholders are officers and/or directors of the Company.

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

i.
The Company accrues $495 in fees to its auditors, Madsen & Associates, CPA's Inc., for the review of its March 31, 2006 10-QSB, $2,000 for the audit as at February 28, 2006 and $2,500 for the examination of the Form 10-KSB as at June 30, 2006. In addition, the Company has accrued $1,000 for its February 28, 2006 financial statements, $750 for its March 31, 2006 10QSB and $1,000 for its June 30, 2006 for this Form 10-KSB/A in order that the accountant can prepare the applicable working papers and other information to be submitted to the auditors for their review of the Form 10-QSBs and 10-KSBs and $500 for the preparation of Form 8A. The Company has also incurred $1,850 in Edgarizing charges.

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

October 18, 2006

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