Form 10QSB
period 2006-09-30
Loma Verde Inc
filed 2006-11-02
CIK 1357594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter period ended September 30, 2006

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: October 31, 2006:  2,561,000 common shares

Transitional Small Business Disclosure format (Check one): Yes [ ] No [X]

INDEX

		Page
PART 1.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	3

	Consolidated Balance Sheet as at September 30, 2006 with comparative figures as at June 30, 2006	4

	Consolidated Statement of Operations For the three months ended September 30, 2006 and for the period October 17, 2005 (Date of Inception) to September 30, 2006	5

	Consolidated Statement of Cash Flows For the three months ended September, 2006 and for the period October 17, 2005 (Date of Inception) to September 30, 2006	7

	Notes to the Financial Statements.	8

ITEM 2.	Management’s Discussion and Analysis or Plan of Operations	12

ITEM 3.	Controls and Procedures	26

PART 11.	OTHER INFORMATION	26

ITEM 1.	Legal Proceedings	26

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

ITEM 3.	Defaults Upon Senior Securities	26

ITEM 4.	Submission of Matters to a Vote of Security Holders	27

ITEM 5.	Other Information	27

ITEM 6.	Exhibits and Reports on Form 8-K

	SIGNATURES.	28

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying consolidated balance sheet of Loma Verde Inc. and subsidiary (a pre-exploration stage company) at September, 2006 and the consolidated statement of operations and consolidated statement of cash flow for the three months ended September 30, 2006 and for the period from October 17, 2005 (date of incorporation) to September 30, 2006 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended September 30, 2006, are not necessarily indicative of the results that can be expected for the year ending June 30, 2007.

LOMA VERDE INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
September 30, 2006
(with comparative figures as at June 30, 2006)

	Sept. 30, 2006 (unaudited)	June 30, 2006

ASSETS

CURRENT ASSETS

Cash	$ 1,389	$ 1,169

Total Current Assets	$ 1,389	$ 1,169

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$ 7,045	$ 8,311
Accounts payable - related party	10,795	5,947

Total Current Liabilities	17,840	14,258

STOCKHOLDERS’ DEFICIENCY

Common stock
200,000,000 shares authorized, at $0.001 par value;
2,561,000 shares issued and outstanding	2,561	2,561
Capital in excess of par value	27,239	24,239
Deficit accumulated during the pre-exploration stage	(46,251)	(39,889)

Total Stockholders’ Deficiency	(16,451)	(13,089)

	$ 1,389	$ 1,169

The accompanying notes are an integral part of these unaudited financial statements.

LOMA VERDE INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended September 30, 2006 and for the period from October 17, 2005 (date of inception) to September 30, 2006
(Unaudited)

	Three months ended Sept. 30, 2006	From Oct. 17, 2005 (date of incorporation) to Sept. 30, 2006

REVENUES	$ -	$ -

EXPENSES
Accounting and audit	1,945	12,040
Bank charges	87	409
Consulting	-	10,000
Filing fees	175	807
Geology report	-	4,500
Incorporation costs	-	1,424
Legal fees	-	2,500
Management fees	1,500	6,000
Office	1,055	1,781
Rent	900	3,600
Telephone	600	2,400
Transfer agent fees	100	790

NET LOSS FROM OPERATIONS	$ (6,362)	$ (46,251)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.00)

AVERAGE OUTSTANDING SHARES

Basic	2,561,000

The accompanying notes are an integral part of these unaudited financial statements.

LOMA VERDE INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended September 30, 2006 and for the period from October 17, 2005 (date of inception) to September 30, 2006
(Unaudited)

	Three months ended Sept. 30, 2006	From Oct. 17, 2006 (date of Incorporation) to Sept. 30, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (6,362)	$ (46,251)

Adjustments to reconcile net loss to net cash provided by operating activities:

Changes in accounts payable	(1,266)	7,045
Capital contributions - expenses	3,000	12,000

Net Cash Provided (Used) in Operations	(4,628)	(27,206)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Changes in accounts payable - related party	4,848	10,795
Proceeds from issuance of common stock	-	17,800
	4,848	28,595

Net Increase in Cash	220	1,389

Cash at Beginning of Period	1,169	-

CASH AT END OF PERIOD	$ 1,389	$ 1,389

The accompanying notes are an integral part of these unaudited financial statements

LOMA VERDE INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)
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
September 30, 2006
(Unaudited)

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

On September 30, 2006, the Company had a net operating loss carry forward of $46,251 for income tax purposes. The tax benefit of approximately $13,800 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years. The carry forward losses will expire in 2026.

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

LOMA VERDE INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued
Financial Instruments

Due to short term maturities the carrying amounts of financial instruments are considered by management to be their fair value to their short term maturities.

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

Financial Instruments

Due to short-term maturities the carrying value of financial instruments, including cash and accounts payable, are considered by management to be their estimated fair value.

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

LOMA VERDE INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006

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

4. SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

Officers-directors have acquired 88% of the common stock issued and have made no interest, demand loans to the Company of $10,795.

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

Loma activities primarily consist of maintaining of the HV-12, Thistle 2 and 3 claims (“LVI Claims”) in good standing on an annual basis through the exploring of these claims and preparing the various reports to be filed with the United States Securities and Exchange Commission (the “SEC”) as required.

Loma is expecting to undertake an exploration program on the LVI Claims within the next several months.

LIQUIDITY AND CAPITAL RESOURCES

Loma has had no revenue since inception and its accumulated deficit is $46,251. This is due to Loma’s main asset being the LVI Claims which will take a number of years to exploration work to prove that they have a viable ore reserve which can commercially be extracted from the ground at a profit. During the exploration stage the LVI Claims will not produce any revenue and might never produce any revenue from sale of mineral unless it identifies a commercially viable ore body.

To date, the growth of Loma has been funded by the sale of shares and advances by its directors in order to meet the working capital requirements of Loma and maintaining the LVI Claims in good standing.

The plan of operations during the next twelve months will be to maintain the LVi claims in good standing with the Province of British Columbia by undertaking an exploration program on the claims and meet its filing requirements. Presently, Loma does not have the funds to consider any additional mineral claims. Management is considering the raising of additional funds through the sale of shares, obtaining advances from its directors or obtaining funds from institutional lenders guaranteed by its directors. No decision as to the price and number of shares to be issued has been decided upon nor what method of funding is best for Loma and its shareholders.

Funds required over the next twelve months to maintain the LVI Claims and Loma in good standing are as follows:

Accounting	$ 3,500	Preparation of quarterly and annul working papers and financial statements.
Audit	4,000	Review of the quarterly financial and rendering an opinion on the year end financial statements
Bank charges	120	Estimated at $10 per month
Exploration costs	4,461	Maintaining the LVI claims in good standing at a cost of Cdn$5,027 for assessment work and Cdn.$180 for filing fees.
Filing fees	200	Annual payment to the Secretary of State for Nevada to maintain Loma in good standing for a further year.
Office	500	Estimate for photocopying, fax and delivery.
Transfer agent	1,000	Annual fee of $500 and estimated preparation of share certificates as needed.
	$ 13,781

At present, Loma does not have these funds, having only $1,389 in its bank account, and therefore would be required to either sell shares in its capital stock or obtain further advances from its directors. Loma’s future operations and growth is dependent on its ability to raise capital for expansion and to seek revenue sources. Peter Hill is committed to advance money to Loma to meet the above future expenses over the next year.

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

Proposed Exploration Work - Plan of Operation

Our independent geologist recommends a two-phase exploration program to properly evaluate the potential of the claim. We must conduct exploration to determine what minerals exist on our property and whether they can be economically extracted and profitably processed. We plan to proceed with exploration of the LVI Claims to determine the potential for discovering commercially exploitable deposits of gold and silver.

We do not have any ores or reserves whatsoever at this time on the LVI Claims.

Our independent geologist recommended a two-phase exploration program to properly evaluate the potential of the LVI Claims. We anticipate that Phase I of the recommended geological exploration program will cost approximately $4,461. The cost estimates for this work program are based on the estimated by our independent geologist recommendations and reflect local costs for this type of work.

We intend to undertake Phase I work at some point during the fall of 2007. Precise timing of the work will depend upon weather conditions in the vicinity of the LVI Claims. The area usually is covered in snow starting in December but the covering will not prohibit the setting up of a grid system and taking rock and soil samples. This will allow us to determine if any mineralization exists within the grid system.

Phase I work will include detailed geological mapping, the creation of maps showing the location of all roads within and near the perimeter of the LVI Claims; silt sampling of every drainage or draw, including soil sampling if necessary and prospecting. When we map, we essentially generate a drawing of the physical features of the land we are interested in as well as a depiction of what may have been found in relation to the boundaries of the property. So we will actually draw a scale map of the area and make notes on it as to the location where anything was found that was of interest or not. In the process we will also identify any showings which appear to warrant sampling, i.e. any rock formations that appear to warrant our taking soil and rock samples from the claims to a laboratory where a determination of the elemental make up of the sample and the exact concentrations of gold, copper and other indicator minerals can be made. We expect the costs of Phase I work to total approximately $4,461.

Should Phase I results warrant further work and provided we are able to raise additional capital, in Phase II (at an estimated cost of a further $4,461) we would undertake additional rock and geochemical sampling. This work would be designed to compare the relative concentrations of gold, copper and other indicator minerals in samples so the results from different samples can be compared in a more precise manner and plotted on a map to evaluate their significance. If an apparent mineralized zone(s) is identified and narrowed down to a specific area(s) by the Phase I & II work, diamond drilling of selected targets to test the apparent mineralized zones may be warranted.

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

We will focus available working capital on the exploration of the LVI Claims, our sole properties.

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

We intend to hire geologists, engineers and other subcontractors on an as needed basis. We have not entered into negotiations or contracts with any of them although it is our intention to retain an independent senior geological as a consultant. We do not intend to initiate negotiations or hire anyone unless and until we have the funds necessary to commence exploration activities.

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

Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. The principal important risk factors that could cause Loma's actual performance and future events and actions to differ materially from such forward-

looking statements, include, but are not limited to, Loma's ability to raise capital, develop or explore the LVI Claims, or discover any valuable reserves at all on LVI Claims. At the present time, there is no assurance whatsoever that Loma will discover any commercially valuable reserves of any kind on LVI Claims. In such event, Loma's entire investment in such claim would be worthless. Other important risk factors include changes in laws or regulations effecting Loma or its industry, changes in federal income tax laws, and changes in general economic and market factors that affect the prices of securities or the industries in which Loma does business, especially those affecting the mining industry.

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

Our auditors' report on our 2006 financial statements expressed an opinion that substantial doubt exists as to whether we can continue as an ongoing business for the next twelve months. Although our officers and directors have committed to commit to loan or advance up to $13,781 (refer to page 12) to us to finance our expected expenses over the next 12 months, nevertheless if we do not raise additional capital through the issuance of treasury shares, we will be unable to conduct significant exploration activity and may have to cease operations and go out of business.

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

We were incorporated in 2005, have not yet conducted any exploration activities and have not generated any revenues. We have an insufficient exploration history upon which to properly evaluate the likelihood of our future success or failure. Our net loss from inception to September 30 2006, the date of our unaudited financial statements attached thereto, is $46,251. Our ability to achieve and maintain profitability and positive cash flow in the future is dependent upon

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

ITEM 2.  UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

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

October 31, 2006

LOMA VERDE INC.
(Registrant)

PETER HILL

Peter Hill
Chief Executive Officer
President and Director

VIRGILIO SANTANA

Virgilio Santana
Chief Financial Officer
Chief Accounting Officer