Form 10QSB
period 2006-12-31
Loma Verde Inc
filed 2007-01-26
CIK 1357594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter period ended December 31, 2006

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: January 25, 2006:  2,561,000 common shares

Transitional Small Business Disclosure format (Check one): Yes [ ] No [X]

INDEX

		Page
PART 1.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	3

	Consolidated Balance Sheet as at December 31, 2006 with comparative figures as at June 30, 2006	4

	Consolidated Statement of Operations For the three and six months ended December 31, 2006 and 2005 for the period October 17, 2005 (Date of Inception) to December 31, 2006	5

	Consolidated Statement of Cash Flows For the three and six months ended December 31, 2006 and 2005and for the period October 17, 2005 (Date of Inception) to December 31, 2006	6

	Notes to the Financial Statements.	7

ITEM 2.	Management’s Discussion and Analysis or Plan of Operations	11

ITEM 3.	Controls and Procedures	24

PART 11.	OTHER INFORMATION	24

ITEM 1.	Legal Proceedings	24

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

ITEM 3.	Defaults Upon Senior Securities	24

ITEM 4.	Submission of Matters to a Vote of Security Holders	24

ITEM 5.	Other Information	24

ITEM 6.	Exhibits and Reports on Form 8-K	25

	SIGNATURES.	26

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying consolidated balance sheet of Loma Verde Inc. and subsidiary (a pre-exploration stage company) at December 31, 2006 and the consolidated statement of operations and consolidated statement of cash flow for the three and six months ended September 30, 2006 and 2005 and for the period from October 17, 2005 (date of incorporation) to December 31, 2006 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended December 31, 2006, are not necessarily indicative of the results that can be expected for the year ending June 30, 2007.

LOMA VERDE INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
December 31, 2006
(with comparative figures as at June 30, 2006)

	Dec. 31, 2006 (unaudited)	June 30, 2006

ASSETS

CURRENT ASSETS

Cash	$ 821	$ 1,169

Total Current Assets	$ 821	$ 1,169

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$ 8,150	$ 8,311
Accounts payable - related party	11,026	5,947

Total Current Liabilities	19,176	14,258

STOCKHOLDERS’ DEFICIENCY

Common stock
200,000,000 shares authorized, at $0.001 par value;
2,561,000 shares issued and outstanding	2,561	2,561
Capital in excess of par value	30,239	24,239
Deficit accumulated during the pre-exploration stage	(51,155)	(39,889)

Total Stockholders’ Deficiency	(18,355)	(13,089)

	$ 821	$ 1,169

The accompanying notes are an integral part of these unaudited financial statements.

LOMA VERDE INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and six months ended December 31, 2006 and for the period from October 17, 2005 (date of inception) to December 31, 2006
(Unaudited)

	Three months ended Dec. 31, 2006	Six months ended Dec. 31 2006	From inception to Dec. 31, 2005	From Oct. 17, 2005 (date of Inception) Dec. 31, 2006

REVENUES	$ -	$ -	$ -	$ -

EXPENSES
Accounting and audit	1,600	3,545	-	13,640
Bank charges	73	160	127	482
Consulting	-	-	-	10,000
Filing fees	-	175	632	807
Geology report	-	-	-	4,500
Incorporation costs	-	-	924	1,424
Legal fees	-	-	-	2,500
Management fees	1,500	3,000	1,500	7,500
Office	231	1,286	-	2,012
Rent	900	1,800	900	4,500
Telephone	600	1,200	600	3,000
Transfer agent fees	-	100	500	790

NET LOSS FROM OPERATIONS	$ (4,904)	$ (11,266)	$ (5,183)	$ (51,155)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)

AVERAGE OUTSTANDING SHARES

Basic	2,561,000	2,561,000	2,250,000

The accompanying notes are an integral part of these unaudited financial statements.

LOMA VERDE INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended December 31, 2006 and 2005 and for the period from October 17, 2005 (date of inception) to December 31, 2006
(Unaudited)

	Six months ended Dec. 31, 2006	From Inception to Dec. 31, 2005	From Oct. 17, 2006 (date of Inception) to Dec. 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (11,266)	$ (5,183)	$ (51,155)

Adjustments to reconcile net loss to net cash provided by operating activities:

Changes in accounts payable	(161)	4,300	8,150
Capital contributions - expenses	6,000	3,000	15,000

Net Cash Provided (Used) in Operations	(5,427)	2,117	(28,005)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Changes in accounts payable - related party	5,079	756	11,026
Proceeds from issuance of common stock	-	2,250	17,800
	5,079	3,006	28,826

Net (Decrease) Increase in Cash	(348)	5,123	821

Cash at Beginning of Period	1,169	-	-

CASH AT END OF PERIOD	$ 821	$ 5,123	$ 821

The accompanying notes are an integral part of these unaudited financial statements

LOMA VERDE INC. AND SUBSIDIARY
(A Pre-exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006
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
December 31, 2006
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

On December 31, 2006, the Company had a net operating loss carry forward of $51,155 for income tax purposes. The tax benefit of approximately $15,300 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years. The carry forward losses will expire in 2027.

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
December 31, 2006
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
December 31, 2006

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

4. SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

Officers-directors have acquired 88% of the common stock issued and have made no interest, demand loans to the Company of $11,026.

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

Loma activities primarily consist of maintaining of the HV-12, Thistle 2 and 3 claims (“LVI Claims”)in good standing on an annual basis through the exploring of these claims and preparing the various reports to be filed with the United States Securities and Exchange Commission (the “SEC”) as required.

Loma is expecting to undertake an exploration program on the LVI Claims within the next several months.

LIQUIDITY AND CAPITAL RESOURCES

Loma has had no revenue since inception and its accumulated deficit is $51,155. This is due to Loma’s main asset being the LVI Claims which will take a number of years to exploration work to prove that they have a viable ore reserve which can commercially be extracted from the ground at a profit. During the exploration stage the LVI Claims will not produce any revenue and might never produce any revenue from sale of mineral unless it identifies a commercially viable ore body.

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
	$ 13,781

At present, Loma does not have these funds, having only $821 in its bank account, and therefore would be required to either sell shares in its capital stock or obtain further advances from its directors. Loma’s future operations and growth is dependent on its ability to raise capital for expansion and to seek revenue sources. Peter Hill is committed to advance money to Loma to meet the above future expenses over the next year.

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

Our auditors' report on our 2006 financial statements expressed an opinion that substantial doubt exists as to whether we can continue as an ongoing business for the next twelve months. Although our officers and directors have committed to commit to loan or advance up to $13,781 (refer to page 11) to us to finance our expected expenses over the next 12 months, nevertheless if we do not raise additional capital through the issuance of treasury shares, we will be unable to conduct significant exploration activity and may have to cease operations and go out of business.

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

We were incorporated in 2005, have not yet conducted any exploration activities and have not generated any revenues. We have an insufficient exploration history upon which to properly evaluate the likelihood of our future success or failure. Our net loss from inception to December 31, 2006, the date of our unaudited financial statements attached thereto, is $51,155. Our ability to achieve and maintain profitability and positive cash flow in the future is dependent upon:

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

16. Because our securities are subject to penny stock rules, you may have difficulty reselling your shares.

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

LOMA VERDE INC.
(Registrant)

January 26, 2007

PETER HILL
Peter Hill
Chief Executive Officer
President and Director

January 26, 2007

VIRGILIO SANTANA
Virgilio Santana
Chief Financial Officer
Chief Accounting Officer