Form 10QSB
period 2007-03-31
CLEAN POWER CONCEPTS INC.
filed 2007-05-15
CIK 1357594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

[   ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

Commission File Number: 333-133710

CLEAN POWER CONCEPTS INC.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0490694
(State or jurisdiction of incorporation or organization)	(I.R.S. Employee Identification No.)

Suite 290 – 601 Cordova Street, Vancouver, British Columbia, Canada, V6C 1G1
(Address of principal executive offices)

1-604-488-0266
(Issuer’s telephone number)

Not Applicable
(Former name, former address, and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes [   ] No

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).
[X] Yes [   ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

50,016,000 common shares issued and outstanding as of May 9, 2007

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X]

INDEX

		Page

PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements	3

	Consolidated Balance Sheets as at March 31, 2007 with comparative figures as at June 30, 2006	5

	Consolidated Statement of Operations For the three and six months ended March 31, 2007 and 2006 for the period October 17, 2005 (Date of Inception) to March 31, 2007	6

	Consolidated Statement of Cash Flows For the three and six months ended March 31, 2007 and 2006 and for the period October 17, 2005 (Date of Inception) to March 31, 2007	7

	Consolidated Statement of Stockholders' Equity For the period from October 17, 2005 (Date of Inception) to March 31, 2007	8

	Notes to the Financial Statements.	9

ITEM 2.	Management’s Discussion and Analysis or Plan of Operation	14

ITEM 3.	Controls and Procedures	20

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings	20

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

ITEM 3.	Defaults Upon Senior Securities	20

ITEM 4.	Submission of Matters to a Vote of Security Holders	20

ITEM 5.	Other Information	20

ITEM 6.	Exhibits	20

	SIGNATURES	22

PART 1 – FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

The accompanying consolidated balance sheets of Clean Power Concepts Inc. (formerly Loma Verde Inc.) and subsidiary (a pre-exploration and development stage company) at March 31, 2007 and the consolidated statement of operations and consolidated statement of cash flow for the three and nine months ended March 31, 2007 and 2006 and for the period from October 17, 2005 (date of incorporation) to March 31, 2007 have been prepared by our management in conformity with accounting principles generally accepted in the United States of America.

It is the opinion of management that the interim consolidated financial statements for the quarter ended March 31, 2007 includes all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading.

CLEAN POWER CONCEPTS, INC. and SUBSIDIARY
(Formerly Loma Verde Inc.)

(A Pre-Exploration Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2007
(Unaudited)
Stated in U.S. Dollars

CLEAN POWER CONCEPTS, INC. and SUBSIDIARY
(Formerly Loma Verde Inc.)

(A Pre-Exploration Stage Company)

INTERIM CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2007
(Unaudited)
Stated in U.S. Dollars

	March 31,	June 30,
	2007	2006

ASSETS
Current
Cash	$100,217	$1,169

	$100,217	$1,169

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current
Accounts payable and accrued liabilities	$12,368	$8,311
Demand loans – Note 6	138,400	-
Accounts payable – related party – Note 5	20,207	5,947
	170,975	14,258

STOCKHOLDERS’ (DEFICIENCY) EQUITY
Authorized:
11,200,000,000 common shares with a par value of $0.001 per share

Issued and Outstanding:
143,416,000 shares - Note 7	143,416	143,416

Additional paid-in capital	(110,616)	(116,616)
Deficit Accumulated During The Pre-Exploration Stage	(103,558)	(39,889)
	(70,758)	(13,089)

	$100,217	$1,169

The accompanying notes are an integral part of these unaudited financial statements

CLEAN POWER CONCEPTS, INC. and SUBSIDIARY
(Formerly Loma Verde Inc.)

(A Pre-Exploration Stage Company)

INTERIM CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
Stated in U.S. Dollars

	THREE MONTHS ENDED				Cumulative
	MARCH 31				From
					Inception
			Nine Months	From	October 17,
			Ended	Inception to	2005 to
			March 31,	March 31,	March 31,
	2007	2006	2007	2006	2007

Revenue	-	-	-	-	-

Expenses
Accounting and audit	575	3,995	4,120	3,995	14,215
Bank charges	87	78	247	207	569
Consulting fees	37,150	2,500	37,150	2,500	47,150
Filing fees	634	-	809	432	1,441
Foreign exchange loss	(8)	-	(8)	-	(8)
(gain)
Geology report	-	-	-	200	4,500
Incorporation costs	-	4,500	-	4,500	1,424
Legal fees	13,909	-	13,909	1,424	16,409
Management fees	-	1,500	3,000	3,000	7,500
Office	(484)	538	1,317	558	2,043
Rent	600	900	1,800	1,800	4,500
Telephone &	(86)	600	1,200	1,200	3,000
communications
Transfer agent fees	25	-	125	-	815
	52,402	14,633	63,669	19,816	103,558

Net Loss for the Period	(52,402)	(14,633)	(63,669)	(19,816)	(103,558)

Basic and Diluted Loss per Share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of Shares outstanding	7,701,693	1,176,833	7,701,693	1,176,833

The accompanying notes are an integral part of these unaudited financial statements

CLEAN POWER CONCEPTS, INC. and SUBSIDIARY
(Formerly Loma Verde Inc.)

(A Pre-Exploration Stage Company)

INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
Stated in U.S. Dollars

			Cumulative
			from Inception
	Nine Months	From	October 17,
	Ended	Inception to	2005 to
	March 31	March 31	March 31,
	2007	2006	2007

Cash Flows from Operating Activities

Net loss for the period	(63,669)	(19,816)	(103,558)

Adjustments to reconcile Net Loss to
Net Cash Provided (Used )by
Operating Activities:

Change in accounts
payable and	4,057	2,016	12,368
accrued liabilities
Capital contributions –	6,000	6,000	15,000
expenses from related
parties
	(53,612)	(11,800)	(76,190)

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities

Proceeds from issuance	-	17,800	17,800
of common stock
Demand loans	138,400	-	138,400
Due to related parties	14,260	779	20,207
	152,660	18,579	176,407

	-	-	-
Net Increase in Cash
for The Period
	99,048	6,779	100,217
Cash, Beginning of
Period	1,169	-	-

Cash, End of Period	$100,217	$6,779	$100,217

The accompanying notes are an integral part of these unaudited financial statements

CLEAN POWER CONCEPTS, INC. and SUBSIDARY
(Formerly Loma Verde Inc.)
(A Pre-Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Period October 17, 2005 (date of inception) to March 31, 2007
(Unaudited)
Stated in U.S. Dollars

			Capital	Deficit
	Common	Par	In Excess of	Accumu-
	Shares	Value	Par Value	lated	TOTAL
		$	$	$	$
Balance, October 17, 2005	-	-	-	-	-

Issuance of common shares for
cash at $0.001 – February 15,
2006	126,000,000	126,000	(123,750)	-	2,250
Issuance of common shares for
cash at $.05 - January 31, 2006	17,416,000	17,416	(1,866)	-	15,550
Capital contributions - expenses			9,000	-	9,000
Net operating loss for the year				(39,889)	(39,889)
Balance, June 30, 2006	143,416,000	143,416	(116,616)	(39,889)	(13,089)
Capital contributions - expenses			6,000		6,000
Net loss for the period				(63,669)	(63,669)
Balance, March 31, 2007	143,416,000	143,416	(110,616)	(103,558)	(70,758)

The accompanying notes are an integral part of these unaudited financial statements

CLEAN POWER CONCEPTS, INC. and SUBSIDIARY
(Formerly Loma Verde Inc.)
(A Pre-Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)

Note 1           INTERIM FINANCIAL STATEMENTS

While the information presented in the accompanying interim nine months consolidated financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with the accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the Company’s June 30, 2006 annual consolidated financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s June 30, 2006 annual financial statements.

Operating results for the nine months ended March 31, 2007 are not necessarily indicative of the results that can be expected for the year ended June 30, 2007.

Note 2           NATURE AND CONTINUANCE OF OPERATIONS

Loma Verde Inc. (the “Company”) was incorporated on October 17, 2005 under the laws of the State of Nevada, USA. The Company is a public company whose common shares are listed for trading on the United States Over-the Counter Bulletin Board. The Company organized its wholly owned subsidiary, Loma Verde Explorations Ltd., which was incorporated in British Columbia on October 28, 2005.

The Company was organized for the purpose of acquiring and developing mineral properties and was therefore considered to be in the pre-exploration stage. Mineral claims, with unknown reserves, had been acquired. However, since the Company had not established the existence of a commercially minable ore deposit, it has decided to abandon its mineral claims and pursue other business opportunities.

On March 16, 2007, Peter Hill resigned as our President, CEO, CFO, Secretary and Treasurer of our company and as a result, we appointed Cory Turner as our President, CEO, CFO, Secretary, Treasurer and as a member of our board of directors. Also on March 16, 2007, after the appointment of Cory Turner as a director, Peter Hill resigned as a director.

On March 22, 2007, a wholly owned subsidiary of the Company, Clean Power Concepts, Inc. was incorporated under the laws of the State of Nevada. By agreement, effective April 2, 2007, Clean Power Concepts, Inc. was merged into the Company for the sole purpose of changing the Company’s name. The Company became the surviving entity and changed its name form Loma Verde Inc. to Clean Power Concepts Inc. to further reflect the Company’s anticipation of exiting the mining exploration business and pursuing other business opportunities. In conjunction with the aforementioned merger, the Company forward split its authorized, issued and outstanding common stock on a 56 new for 1 old basis. The number of shares, amount of consideration allocated to par value and additional paid-in capital have been retroactively restated to reflect this forward split.

With the recent abandonment of its mineral claims, we are simultaneously seeking alternate business opportunities in other industries, one of which is the alternative energy business.

CLEAN POWER CONCEPTS, INC. and SUBSIDIARY
(Formerly Loma Verde Inc.)
(A Pre-Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)

Note 2           NATURE AND CONTINUANCE OF OPERATIONS (continued)

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At March 31, 2007, the Company had not yet achieved profitable operations, has accumulated losses of $103,558 since its inception, has a working capital deficiency of $70,758 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Note 3           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods

The Company recognizes income and expenses based on the accrual method of accounting. Dividend Policy The Company has not yet adopted a policy regarding payment of dividends.

Basic and Diluted Net Income (loss) Per Share

Basic net income (loss) per share amounts is computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless the exercise becomes antidilutive and then only the basic per share amounts are shown in the report.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Clean Power Concepts, Inc. (parent) and its subsidiary from their inception. All significant intercompany accounts and balances have been eliminated in consolidation.

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

CLEAN POWER CONCEPTS, INC. and SUBSIDIARY
(Formerly Loma Verde Inc.)
(A Pre-Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)

Note 3           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

On March 31, 2007, the Company had a net operating loss carry forward of $103,558 for income tax purposes. The tax benefit of approximately $31,000 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years. The carry forward losses will expire in 2027.

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

CLEAN POWER CONCEPTS, INC. and SUBSIDIARY
(Formerly Loma Verde Inc.)
(A Pre-Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)

Note 3           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

Note 4           ACQUISITION AND ABANDONMENT OF MINERAL CLAIMS

The Company’s subsidiary acquired three mineral claims, known as the HV-12, Thistle 2 and Thistle 3, situated in British Columbia, which had an expiration date of March 1, 2007, and February 10, 2007 for the latter two claims. The claims could have been extended yearly by the payment of $5,026 Cdn or the completion of work on the property of $5,026 Cdn. plus a filing fee. It was decided by management that since the Company had not established the existence of a commercially minable ore deposit on the claims, the mineral properties would be abandoned and allowed to expire. On the date of this report, the Company is pursuing other business opportunities.

Note 5           SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

As at March 31, 2007, directors have made advances to the Company totaling $20,207. The amounts due to related parties are due to directors of the Company and represent cash advances and unpaid compensation. These amounts are unsecured, non-interest bearing and have no specific terms of repayment. As at March 31, 2007, the officers and directors have no shares in the Company.

Note 6           SHORT TERM ADVANCES AND DEMAND LOAN

The Company has received short term advances from a third party totaling $138,400 that are payable on demand, unsecured and non-interest bearing.

Note 7           CAPITAL STOCK

On March 7, 2007, our board of directors approved a 56 for one (1) forward stock split of our authorized, issued and outstanding shares of common stock. The forward stock split was effective with the Secretary of State of Nevada on March 21, 2007. As a result, our authorized capital increased from 200,000,000 shares of common stock to 11,200,000,000 shares of common stock. Our issued and outstanding share capital increased from 2,561,000 shares of common stock to 143,416,000 shares of common stock. The Statement of Stockholders' Equity shows post split shares from the date of inception.

Note 8           SUBSEQUENT EVENTS

On April 23, 2007, several of our insiders returned an aggregate of 93,400,000 shares of our common stock to our company for cancellation without consideration. As of May 14, 2007, we had 50,016,000 shares of common stock issued and outstanding.

Note 9           GOING CONCERN

The Company intends to seek business opportunities that will provide a profit and sustainable growth. However, the Company does not have the working capital necessary to be successful in this effort and to service its debt, which raises substantial doubt about its ability to continue as a going concern.

CLEAN POWER CONCEPTS, INC. and SUBSIDIARY
(Formerly Loma Verde Inc.)
(A Pre-Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)

Note 9           GOING CONCERN (continued)

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional loans from related parties, and equity funding, which will enable the Company to operate for the coming year.

ITEM 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors” that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Financial information contained in this quarterly report and in our consolidated unaudited financial statements is stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles. The following discussion should be read in conjunction with our consolidated unaudited financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this quarterly report, particularly in the section entitled "Risk Factors".

As used in this quarterly report and unless otherwise indicated, the terms "we", "us", "our" and "Clean Power" means Clean Power Concepts, Inc. and our wholly-owned subsidiary.

Corporate History

We were incorporated on October 17, 2005 under the laws of the State of Nevada, United States. Our sole subsidiary, called Loma Verde Explorations Ltd., was incorporated in British Columbia on October 28, 2005.

Following incorporation, we commenced operations as an exploration stage mining company and sought out the acquisition and development of prospective mineral claims. Too date, we have not established the existence of a commercially minable ore deposit.

On March 22, 2007, we incorporated Clean Power Concepts, Inc., a Nevada company, for the sole purpose of effecting a name change of our company by way of merger. By agreement, effective April 2, 2007, Clean Power Concepts was merged into our company, with our company carrying on as the surviving company under the name Clean Power Concepts Inc. The name change was effected to reflect our decision to simultaneously pursue other business opportunities outside of the mining exploration business. In conjunction with the merger, we effected a forward stock split of our authorized, issued and outstanding common stock on a 56 for 1 basis, whereby each share of our common stock prior to the split was equal to 56 shares following the split. The forward split was effective March 21, 2007. The number of shares, amount of consideration allocated to par value and additional paid-in capital have been retroactively restated to reflect this forward split.

Our Current Business

To date, our company has not been as successful as hoped in developing our mining claims. Management has determined that the business does not present the best opportunity for our company to realize value for our shareholders. Accordingly, we are simultaneously seeking business opportunities in other industries. Depending upon the business opportunity, we may acquire assets or technologies to develop our own business or we may seek out business opportunities with established business entities for the merger of another entity with our company. In certain instances, a target business may wish to become a subsidiary of us or may wish to contribute assets to us rather than merge. Although we have identified certain technologies associated with the alternative energy business as a potential business opportunity, we have not entered into any definitive agreements and there can be no assurance that we will be able to enter into any definitive agreements. We anticipate that any new acquisition or business opportunity identified by our company will require additional financing. There can be no assurance, however, that we will be able to acquire the financing necessary to enable us to pursue our plan of operation. If our company requires additional financing and we are unable to acquire such funds, our business may fail.

PLAN OF OPERATIONS

Overview

Discussion of our financial condition and results of operations should be read in conjunction with our consolidated unaudited financial statements and the notes thereto included elsewhere in this quarterly report prepared in accordance with accounting principles generally accepted in the United States. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those anticipated in these forward-looking statements.

Plan of Operation

As of March 31, 2007 our company had cash of $100,217 and a working capital deficiency of $70,758. We estimate our general operating expenses for the next twelve month period to be as follows:

Estimated Operating Expenses For the Next Twelve Month Period

Operating Expenses

Consultant Compensation	$300,000

Due Diligence Costs	$100,000

Professional Fees	$100,000

General and Administrative Expenses	$100,000

Total	$600,000

Employees

Currently we have no employees other than our sole officer, Mr. Cory Turner. We anticipate that we will be conducting most of our business through agreements with consultants and third parties. Our sole officer does not have an employment agreement with us.

Consultant Compensation

Given the early stage of our operations, we intend to continue to outsource our professional and personnel requirements by retaining consultants on an as-needed basis. We estimate that our consultant and related professional compensation expenses for the next twelve month period will be approximately $300,000.

Due Diligence Costs

We anticipate that we will incur approximately $100,000 during the next twelve months in connection with our company locating, evaluating and negotiating potential business opportunities through which to carry out an asset acquisition or business combination. We anticipate that we will incur additional expenses if we are successful in locating a business opportunity and enter into an agreement to acquire assets or carry out a business combination with a suitable target company. If we acquire assets, we will require significant funds to develop and commercialize the products or technologies in addition to any acquisition costs that may be incurred. It is not possible to estimate such funding requirements until such time as we enter into a definitive agreement.

Professional Fees

We expect to incur on-going legal, accounting and audit expenses to comply with our reporting responsibilities as a public company under the United States Securities Exchange Act of 1934, as amended. We estimate such expenses for the next fiscal year to be approximately $100,000.

General and Administrative Expenses

We anticipate spending $100,000 on general and administrative costs in the next twelve month period. These costs primarily consist of expenses such as office supplies, rent and office equipment.

Exploration Costs in regards to Mineral Properties

As of the date of this quarterly report, we have not determined whether to advance additional funds in regards to our current mining interests or to spend additional funds on new mineral interests.

Liquidity and Capital Resources

As of March 31, 2007, we had cash of $100,217 and $170,975 in current liabilities. The current liabilities consisted of accounts payable and accrued liabilities, demand loans and accounts payable to a related party. We had a working capital deficiency of $70,758 as of March 31, 2007.

To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We expect this situation to continue for the foreseeable future. We anticipate that we will have negative cash flows during the next twelve month period.

We incurred a net loss of $52,402 for the three months ended March 31, 2007. As indicated above, we anticipate that our estimated working capital requirements and projected operating expenses for the next twelve months will be $600,000. As we had a working capital deficiency of $70,758 as of March 31, 2007, we will be required to raise additional funds through the issuance of equity securities or through debt financing in order to carry-out our plan of operations for the next twelve month period. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates.

Given that we have not achieved profitable operations to date, our cash requirements are subject to numerous contingencies and risk factors beyond our control, including operation and acquisition risks, competition from well-funded competitors, and our ability to manage growth. We can offer no assurance that our company will generate cash flow sufficient to achieve profitable operations or that our expenses will not exceed our projections. If our expenses exceed estimates, we will require additional monies during the next twelve months to execute our business plan.

There are no assurances that we will be able to obtain funds required for our continued operation. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease the operation of our business.

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon obtaining further long-term financing, successful operation or our reclaimed textiles business or successful development of a suitable alternative business and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Future Financings

We anticipate that additional funding, when required, will be in the form of equity financing from the sale of our common stock or through debt financing. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through debt financing on commercially reasonable terms to fund operations. We do not currently have any arrangements in place for any future equity or debt financing. Our limited operating history and our lack of significant tangible capital assets makes it unlikely that we will be able to obtain significant debt financing in the near future.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources

Critical Accounting Policies

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures of our company. Although these estimates are based on management's knowledge of current events and actions that our company may undertake in the future, actual results may differ from such estimates.

Going Concern

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the year ended June 30, 2006, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

New Accounting Pronouncements

We have determined that there were no new accounting pronouncements as of May 9, 2007 which have a material effect on our company or our operations

RISKS FACTORS

Much of the information included in this quarterly report includes or is based upon estimates, projections or other “forward-looking statements”. Such forward-looking statements include any projections and estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other forward-looking statements involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other forward-looking statements.

We have had negative cash flows from operations and if we are not able to obtain further financing, our business operations may fail.

We had cash in the amount of $100,217 and a working capital deficiency of $70,758 as of March 31, 2007. We do not have sufficient funds to independently finance the acquisition and development of prospective mineral properties or to seek out prospective business opportunities in alternative industries. We do not expect to generate any revenues for the foreseeable future. Accordingly, we will require additional funds, either from equity or debt financing, to maintain our daily operations and to locate, acquire and develop a prospective property or consummate alternative business opportunities. Obtaining additional financing is subject to a number of factors, including economic factors, investor sentiment and any business opportunities or prospective property interests that we may enter into in the future. Financing, therefore, may not be available on acceptable terms, if at all. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital, however, will result in dilution to existing shareholders. If we are unable to raise additional funds when required, we may be forced to delay our plan of operation and our entire business may fail.

We currently do not generate revenues, and as a result, we face a high risk of business failure.

We do not hold an interest in any revenue generating property and we have not identified a suitable alternative business opportunity from our mining interests. From the date of our incorporation, we have primarily focused on the location and acquisition of mineral properties. We have not generated any revenues to date. In order to generate revenues, we will incur substantial expenses in the location, acquisition and development of a prospective property or alternative business. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from our activities, our entire business may fail. There is no history upon which to base any assumption as to the likelihood that we will be successful in our plan of operation, and we can provide no assurance to investors that we will generate any operating revenues or achieve profitable operations.

Due to the speculative nature of the exploration of mineral properties, there is substantial risk that our business will fail.

The business of mineral exploration and development is highly speculative involving substantial risk. There is generally no way to recover any funds expended on a particular property unless reserves are established and unless we can exploit such reserves in an economic manner. We can provide investors with no assurance that any property interest that we may acquire will provide commercially exploitable reserves. Any expenditures by our company in connection with locating, acquiring and developing an interest in a mineral property may not provide or contain commercial quantities of reserves.

Upon completion of a business opportunity or combination, there can be no assurance that we will be able to successfully manage or achieve growth of that business opportunity or combination.

Our ability to achieve growth upon the acquisition of a suitable business opportunity or business combination will be dependent upon a number of factors including our ability to hire and train management and other employees and the adequacy of our financial resources. There can be no assurance that we will be able to successfully manage any business opportunity or business combination. Failure to manage anticipated growth effectively and efficiently could have a material adverse effect on our company.

If we complete a business opportunity or combination, management of our company may be required to sell or transfer common shares and resign as members of our board of directors.

A business combination or acquisition of a business opportunity involving the issuance of our common shares may result in new shareholders obtaining a controlling interest in our company. Any such business combination or acquisition of a business opportunity may require management of our company to sell or transfer all or a portion of the shares they hold in our company and require such individuals to resign as members of our board. The resulting change in control of our company could result in the removal of one or more of our present officers and directors and a corresponding reduction in or elimination of their participation in the future affairs of our company.

If we complete a business opportunity or combination, we may be required to issue a substantial number of common shares which would dilute the shareholdings of our current shareholders and result in a change of control of our company.

We may pursue the acquisition of a business opportunity or a business combination with a private company. The likely result of such a transaction would result in our company issuing common shares to shareholders of such private company. Issuing previously authorized and unissued common shares in the capital of our company will reduce the percentage of common shares owned by existing shareholders and may result in a change in the control of our company and our management.

We have no agreement for a business combination or other transaction and there can be no assurance that we will be able to successfully identify and evaluate a suitable business opportunity.

As at the date of this report, we have no arrangement, agreement or understanding with respect to acquiring a business opportunity or engaging in a business combination with any private entity. The success of our company following an entry into any business opportunity or business combination will depend to a great extent on the operations, financial condition and management of any identified business opportunity. While management intends to seek business opportunities and/or business combinations with entities with established operating histories, there is no assurance that we will successfully locate business opportunities meeting such criteria. In the event that we complete a business combination or otherwise acquire a business opportunity, the success of our operations may be dependent upon management of the successor firm or venture partner firm, together with a number of other factors beyond our control.

As there is a large number of established and well-financed entities actively seeking suitable business opportunities and business combinations, we are at a competitive disadvantage in identifying and completing such opportunities.

We are, and will continue to be, an insignificant participant seeking a suitable business opportunity or business combination. A large number of established and well-financed entities, including venture capital firms, are active in seeking suitable business opportunities or business combinations which may also be desirable target candidates for our company. Virtually all such entities have significantly greater financial resources, technical expertise and managerial capabilities than our company. Consequently, we are at a competitive disadvantage in identifying possible business opportunities and completing a business combination. In addition, we will also compete with numerous other small public companies seeking suitable business opportunities or business combinations.

Our common stock is illiquid and shareholders may be unable to sell their shares.

There is currently a limited market for our common stock and we can provide no assurance to investors that a market will develop. If a market for our common stock does not develop, our shareholders may not be able to re-sell the shares of our common stock that they have purchased and they may lose all of their investment. Public announcements regarding our company, changes in government regulations, conditions in our market segment or changes in earnings estimates by analysts may cause the price of our common shares to fluctuate substantially. These fluctuations may adversely affect the trading price of our common shares.

Penny stock rules will limit the ability of our stockholders to sell their stock.

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

The National Association of Securities Dealers, or NASD, has adopted sales practice requirements which may also limit a shareholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the NASD has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for its shares.

ITEM 3.           CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, being March 31, 2007, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer. Based upon that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company’s reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure.

PART 11 – OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 2.           UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

None

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.           OTHER INFORMATION

None

ITEM 6.           EXHIBITS

(a)           Exhibits and Index of Exhibits

Exhibit	Description of Exhibit
Number

3.(i)1	Certificate of Incorporation (incorporated by reference from the Registration Statement on Form SB-2 filed on May 1, 2006)

3.(i)2	Articles of Incorporation (incorporated by reference from the Registration Statement on Form SB-2 filed on May 1, 2006)

3.(i)3	Certificate of Change (incorporated by reference from the Current Report on Form 8-K filed on March 22, 2007)

3.(i)4	Articles of Merger (incorporated by reference from the Current Report on Form 8-K filed on April 4, 2007)

3.(ii)1	Bylaws (incorporated by reference from the Registration Statement on Form SB-2 filed on May 1, 2006)

31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed Herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEAN POWER CONCEPTS INC.

By:	/s/ Cory Turner
Cory Turner
President, Chief Executive Officer,
Chief Financial Officer and Director
(Principal Executive Officer and Principal Financial Officer)
Date: May 15, 2007