Form 10KSB
period 2007-06-30
CLEAN POWER CONCEPTS INC.
filed 2007-10-16
CIK 1357594

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-KSB

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2007

[   ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number  333-133710

CLEAN POWER CONCEPTS, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0490694
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 290 – 601 Cordova Street, Vancouver, British Columbia Canada V6C 1G1
(Address of principal executive offices)

604-488-0266
(Issuer's telephone number)

None
Securities registered under Section 12(b) of the Exchange Act

Common Stock, par value $0.001 per share
Securities registered under Section 12(g) of the Exchange Act

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [X]     No [   ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB.  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X]     No [   ]

State issuer’s revenues for its most recent fiscal year.  $Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.  (See definition of affiliate in Rule 12b-2 of the Exchange Act.):   Aggregate market value of the 50,016,000 common voting stock held by non-affiliates of the registrant as of September 18, 2007 was $83,026,560, based on the bid price of $1.66 at September 18, 2007.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   50,016,000 common shares issued and outstanding as of October 12, 2007

Transitional Small Business Disclosure Format (Check one):     Yes [   ]     No [X]

CLEAN POWER CONCEPTS, INC.

(formerly Loma Verde Inc.)

ANNUAL REPORT ON FORM 10-KSB

PART 1

Certain statements contained in this Form 10-KSB constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements, identified by words such as “plan”, "anticipate," "believe," "estimate," "should," "expect" and similar expressions, include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Form 10-KSB. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (“SEC”), particularly our quarterly reports on Form 10-QSB and our current reports on Form 8-K.

As used in this annual report, the terms "we", "us", "our", and “our company” mean Clean Power Concepts, Inc. and it’s wholly owned subsidiary, Loma Verde Explorations, Inc. unless otherwise indicated. All dollar amounts in this annual report are in U.S. dollars unless otherwise stated.

ITEM 1.	DESCRIPTION OF BUSINESS.

History and Organization

Clean Power Concepts, Inc.  (the “Company”) was incorporated in the name of Loma Verde Inc. on October 17, 2005 under the laws of the State of Nevada, USA. The Company is a public company whose common shares are listed for trading on the United States Over-the-Counter Bulletin Board. The Company’s wholly owned subsidiary, Loma Verde Explorations Ltd., was incorporated in British Columbia on October 28, 2005.

On March 22, 2007, a wholly owned subsidiary of the Company, Clean Power Concepts, Inc. was incorporated under the laws of the State of Nevada.  By agreement, effective April 2, 2007, Clean Power Concepts, Inc. was merged into the Company for the sole purpose of changing the Company’s name.  The Company became the surviving entity and changed its name from Loma Verde Inc. to Clean Power Concepts Inc. to further reflect the Company’s anticipation of exiting the mining exploration business and pursuing other business opportunities.  In conjunction with the aforementioned merger, the Company forward split its authorized, issued and outstanding common stock on a 56 new for 1 old basis.  The number of shares, amount of consideration allocated to par value and additional paid-in capital have been retroactively restated to reflect this forward split.

Planned Business

The Company was originally organized for the purpose of acquiring and developing mineral properties and was therefore considered to be in the pre-exploration stage.  Mineral claims, with unknown reserves, were acquired.  However, since the Company did not establish the existence of commercially mineable ore deposits, it decided to abandon its mineral claims and intends to become the one-stop shop and source for clean power alternative products and services for North American consumers, industries and governments.

Our focus is to pursue three lines of clean energy:  solar, wind and hydro generation. We expect that our primary channels to market will focus on selling our clean energy solutions to resorts and resort developers in the United States and Canada. We also expect to make acquisitions which will further add to our company’s intellectual resource base and management strength.

ITEM 2.	DESCRIPTION OF PROPERTY.

The Company, through its subsidiary Loma Verde Explorations Ltd., acquired three mineral claims, known as the HV-12, Thistle 2 and Thistle 3, situated in British Columbia, which had an expiration date of March 1, 2007, and February 10, 2007 for the latter two claims. The claims could have been extended yearly by the payment of $5,026 Cdn or the completion of work on the property of $5,026 Cdn. plus a filing fee. It was decided by management that since the Company had not established the existence of a commercially mineable ore deposit on the claims, the mineral properties would be abandoned and allowed to expire.  We currently do not own any property.

ITEM 3.	LEGAL PROCEEDINGS.

We are not party to any other material legal proceedings and to our knowledge no such proceedings are threatened or contemplated.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There has been no Annual General Meeting of Stockholders within the last fiscal year.  No matters were submitted to a vote of security holders during the fiscal year.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

On March 7, 2007, our board of directors approved a 56 for one (1) forward stock split of our authorized, issued and outstanding shares of common stock. The forward stock split was effective with the Secretary of State of Nevada on March 21, 2007. As a result, our authorized capital increased from 200,000,000 shares of common stock to 11,200,000,000 shares of common stock. Our issued and outstanding share capital increased from 2,561,000 shares of common stock to 143,416,000 shares of common stock. The Statement of Stockholders Equity has been re-stated to show the effect of the forward stock split.

On April 23, 2007, several of our insiders returned an aggregate of 93,400,000 shares of our common stock to our company for cancellation without consideration. As of October 12, 2007, we had 31 registered shareholders holding 50,016,000 shares of common stock issued and outstanding.

Our common shares are quoted on the OTC Bulletin Board under the symbol “CPOW”. This trading symbol is in accordance with the corporate name change from Loma Verde, Inc. (“LVDI”) to Clean Power Concepts, Inc. in March 2007.  The Company’s shares did not trade under the LVDI trading symbol.  The following table indicates the monthly high and low bid prices of our common shares commencing April 3, 2007.

	HIGH ($)	LOW($)
April 2007	1.85	1.45
May 2007	4.00	1.65
June 2007	1.70	1.60
July 2007	1.90	1.30
August 2007	1.80	1.22

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend (a) we would not be able to pay our debts as they become due in the usual course of business; or (b) our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During the current fiscal year, we did not complete any sales of securities that were not registered pursuant to the Securities Act.

Employees

At present, we have no employees although each of our officers and directors works for the Company on a part time basis.  None of our officers and directors has an employment agreement with us. We presently do not have pension, health, annuity, insurance, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to any employee.

Investment Policies

The Company does not have an investment policy at this time.  Any excess funds it has on hand will be deposited in interest bearing notes such as term deposits or short term money instruments. There are no restrictions on what the director is able to invest or additional funds held by the Company.   Presently the Company does not have any excess funds to invest.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This annual report contains forward-looking statements as that term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Financial information contained in this annual report and in our audited consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles. The following discussion should be read in conjunction with our audited interim consolidated financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this quarterly report, particularly in the section entitled "Risk Factors".

As used in this annual report and unless otherwise indicated, the terms "we", "us", "our" and "Clean Power" means Clean Power Concepts, Inc. and our wholly-owned subsidiary.

OVERVIEW AND PLAN OF OPERATION

The following discussion and analysis explains trends in our financial condition and results of operations for the two fiscal years ended June 30, 2007 and June 30, 2006.  This discussion and analysis of the results of operations and financial condition should be read in conjunction with our audited financial statements and the related notes, as well as statements made elsewhere in this Form 10-KSB.

Clean Power Concepts is a start-up company focused on capitalizing on the high growth renewable energy industry. Over the past 5 months, its focus has been on creating a b-to-b direct sales strategy in the solar, wind and hydro generation sectors and developing its distribution channels for clean power products and services throughout North America.

As the primary focus of the first 5 months has been on developing the business model, creating an operating structure, establishing a web presence, identifying niche markets and creating market awareness, the Company has yet to generate any significant revenues, but is now in a position to establish its b-to-b sales force.

Management’s Strategic Goals and Objectives for 2007 and 2008

- Establish Commercial Sales Division

- Establish Strategic Partnerships with alternative energy product and service providers

- Raise $10 million USD in private placements with accredited investors

- Set up Distributors in Canada for alternate energy products

- Recruit industry specialists as required

- Introduce 2-3 unique / proprietary products to the marketplace

- Actively seek accretive acquisitions

Commerical Sales Division

Management plans to establish a business presence in the U.S and Canada by establishing a working relationship with major U.S. and Canadian solar distributors, re-launching the web site and setting up a U.S. and Canadian based sales force.

Clean Power’s commercial revenue model is based on establishing partnerships in the U.S. and Canada to develop unique and profitable methods to consult, provide quotes and plans and finally sell and install major renewable energy systems, including solar and wind systems to (1) Real Estate Developers (concentrating on specific firms first who are focused on hotels, resorts and casinos and (2) Existing Companies- with the desire to “green” their business.

Both target markets have the ability to provide significant cash flow in both the immediate and long term time frames.  To do this the following major steps are required:

1. In affiliation with major U.S. and Canadian solar distributors, we will have the ability to quickly develop a unique method to consult, quote and produce the solar power system required for development projects.

2. We believe we need to continue to be in active negotiations with manufacturers to market their production solutions independently. In addition, we are looking to acquire exclusive relationships with new upstart manufacturers in China and Germany.

3. By joining industry associations, placing ads, attending two major shows in the U.S. and Canada and setting up a U.S. and Canadian sale office, we will be able to attract qualified sales people and engineers to work with our partners and manufacturers on existing and future projects.

As part of its marketing strategy, the company is currently exploring and researching the use of “clean energy” in the hotel and casino industries.  Successful installations are being visited and firms involved with these installations are being approached. Secondly, other aspects of “greening hotels and casinos” such as water treatment and landscaping are being examined.

.

The Company is focused on hiring qualified personnel to work in the Western U.S. (Arizona, Nevada or Washington) as this area is prime for both hotel resort growth, but also state incentives in these areas are significantly higher than other U.S. states.  After researching the channels to market for our Company, that being retail concept stores,  e-commerce sales and commercial projects, management has decided in the short term to focus its efforts in developing strategies and establish strategic partnerships to pursue various opportunities associated with commercial projects,

OPERATING AND FINANCIAL REVIEW AND PROSPECTS

The following discussion and analysis explains trends in our financial condition and results of operations for the two fiscal years ended June 30, 2007 and 2006.  This discussion and analysis of the results of operations and financial condition should be read in conjunction with our audited financial statements and the related notes, as well as statements made elsewhere in this Form 10-KSB.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of consolidated financial statements for a period necessarily involves the use of estimates which have been made using careful judgment. In determining estimates of net recoverable amounts and net realizable values, or whether there has been a permanent impairment in value for accounts receivable, inventories, capital assets, investments, patent rights and other assets, we rely on assumptions regarding applicable industry performance and prospects, as well as general business and economic conditions that prevail and are expected to prevail.  Assumptions underlying asset valuations are limited by the availability of reliable comparable data and the uncertainty of predictions concerning future events.

By nature, asset valuations are subjective and do not necessarily result in precise determinations. Should the underlying assumptions change, the estimated net recoverable amounts and net realizable values may change by a material amount.

The consolidated financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

a.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from those estimates.

b.

Foreign Currency Translation

Our Company’s functional currency is the U.S. dollar. Transactions in foreign currency are translated into U.S. dollars as follows:

- monetary items at the rate prevailing at the balance sheet date;
- non-monetary items at the historical exchange rate;
- revenue and expense at the average rate in effect during the applicable accounting period.

c.

Income Taxes

Our Company has adopted Statement of Financial Accounting Standards No. 109 – “Accounting for Income taxes” (SFAS 109). This standard requires the use of an asset and liability approach for financial accounting, and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

d.

Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At June 30, 2007, our Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

Going Concern and continuing operations

Our consolidated financial statements have been prepared assuming we will continue as a going concern.  We have incurred a net loss for the period from October 17, 2005 (inception) to June 30, 2007 of $182,300. To date the Company is still in the development stage and has no sales. Our future is dependent upon the continued support of our lenders, our ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement of our common stock and the issuance of debt. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence.

Operations to date have been covered primarily from financings associated with equity transactions. There can be no assurances that we will be successful in raising additional cash to finance operations. If not, we will be required to reduce operations and/or liquidate assets. Our consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

Results of Operations for the Year Ended June 30, 2007

As the company is a development stage company, revenues for the years ended June 30, 2007 and June 30, 2006 were $Nil. Expenses for the year ended June 30, 2007 were $142,411 compared to $39,889 for the year ended June 30, 2006, an increase of $102,522 over the preceding year.  It should be noted that the company changed it direction in March/April 2007, therefore the $102,522 increase relates to a short three to four month period. The $142,411 in expenses includes (1) $58,321 in consulting fees, (2) $8,120 in accounting and audit, (3) $4,492 in interest expenses, (4) $14,748 in investor relations and press release costs, (5) $20,519 in legal and capital restructuring fees (6) $13,853 for web site development and maintenance fees, (7) $3,000 in management fees and the remaining $19,358 in general operating fees including bank charges, office and sundry, promotion, regulatory, rent, telephone and communications, transfer agent and travel costs.

The net loss for the year ended June 30, 2007 was $142,411 compared to $39,889 for the year ended June 30, 2006.

As at June 30, 2007, the Company had cash of $47,340 and liabilities of $277,035.  The liabilities of $277,035 include demand loans from third parties to cover start up and initial operating expenses. The company plans to raise funds through private placements with accredited investors to pay out the demand loans and provide working capital to support operating expenses and fund the development of strategic partnerships, supplier relationships and potential acquisitions.

We estimate our general operating expenses for the next twelve month period to be as follows:

Estimated Operating Expenses For the Next Twelve Month Period
Operating Expenses
Consultant Compensation	$400,000
Professional Fees	$100,000
General and Administrative Expenses	$100,000
Total	$600,000

Employees

We anticipate that we will be conducting most of our business through agreements with consultants and third parties. Our  President, Cory Turner and Chief Financial Officer, Ralph Proceviat do not have employment agreements with us.

Consultant Compensation

Given the early stage of our operations, we intend to continue to outsource our professional and personnel requirements by retaining consultants on an as-needed basis.  We estimate that our consultant and related professional compensation expenses for the next twelve month period will be approximately $400,000.

Professional Fees

We expect to incur on-going legal, accounting and audit expenses to comply with our reporting responsibilities as public company under the United States Securities Exchange Act of 1934, as amended.  We estimate such expenses for the next fiscal year to be approximately $100,000.

General and Administrative Expenses

We anticipate spending $100,000 on general and administrative costs in the next twelve month period.  These costs primarily consist of expenses such as office supplies and office equipment.

Results of Operations for the Year Ended June 30, 2006

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

Legal expense relating to consent letter attached to Form SB-2.

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

We had a working capital deficiency of $149,500 as of June 30, 2007.  We do not have sufficient funds to independently finance the acquisition and development of prospective business opportunities in alternative industries.  We do not expect to generate any revenues for the foreseeable future.  Accordingly, we will require additional funds, either from equity or debt financing, to maintain our daily operations and to locate, acquire and develop a prospective property or consummate alternative business opportunities.  Obtaining additional financing is subject to a number of factors, including economic factors, investor sentiment and any business opportunities or prospective property interests that we may enter into in the future.  Financing, therefore, may not be available on acceptable terms, if at all.  The most likely source of future funds presently available to us is through the sale of equity capital.  Any sale of share capital, however, will result in dilution to existing shareholders.  If we are unable to raise additional funds when required, we may be forced to delay our plan of operation and our entire business may fail.

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

As there are a large number of established and well-financed entities actively seeking suitable business opportunities and business combinations, we are at a competitive disadvantage in identifying and completing such opportunities.

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

CLEAN POWER CONCEPTS INC.

(Formerly Loma Verde Inc.)

(A Development Stage Company)

JUNE 30, 2007 AND 2006
(Stated in U.S. Dollars)

MADSEN & ASSOCIATES CPA INC.	684 East Vine Street, #3
Certified Public Accountants and Business Consultants Board	Murray, Utah, 84107
Telephone 801-268-2632 Fax 801-262-3978

Board of Directors

Clean Power Concepts, Inc. and Subsidiary

Vancouver B. C. Canada

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheet of Clean Power Concepts, Inc. and subsidiary (pre-exploration stage company) at June 30, 2007, and the consolidated statement of operations, stockholders' equity, and cash flows for the years ended June 30, 2007 and June 30, 2006 and the period October 17, 2005 (date of inception) to June 30, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Clean Power Concepts, Inc. and its subsidiary at June 30, 2007 and 2006, and the results of operations, and cash flows for the years ended June 30, 2007 and June 30, 2006 and period October 17, 2005 (date of inception) to June 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Madsen & Associates CPA Inc.

Murray, Utah

September 28, 2007

CLEAN POWER CONCEPTS INC.
(Formerly Loma Verde Inc.)

(A Development Stage Company)

 CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

	JUNE 30
	2007	2006

ASSETS
Current
Cash	$47,340	$1,169
Prepaid expenses – Note 4	8,075	-
Accounts receivable – Note 5	72,120	-

	$127,535	$1,169

LIABILITIES
Current
Accounts payable and accrued liabilities	$13,960	$8,311
Accounts payable – related party – Note 6	20,183	5,947
Demand loans – Notes 7 and 9	238,400	-
Interest payable – Note 7	4,492	-
	$277,035	$14,258

SHAREHOLDERS’ (DEFICIENCY) EQUITY

Share Capital – Note 8
Authorized:
11,200,000,000 common shares with a par value of $0.001 per share

Issued:
50,016,000 common shares	50,016	2,561
Additional paid-in capital	(17,216)	24,239
Deficit accumulated during the development stage	(182,300)	(39,889)
	$(149,500)	$(13,089)

	$127,535	$1,169

See the accompanying notes to the consolidated financial statements

CLEAN POWER CONCEPTS INC.
(Formerly Loma Verde Inc.)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)

			Cumulative
			Period from
			Inception
	YEARS ENDED		October 17, 2005
	JUNE 30		to
	2007	2006	June 30, 2007

Revenue	$-	$-	$-

Expenses
Accounting and audit	8,120	10,095	18,215
Bank charges	461	322	783
Consulting	58,321	10,000	68,321
Entertainment	98	632	98
Foreign exchange loss (gain)	6	-	6
Geology report	-	4,500	4,500
Incorporation costs	-	1,424	1,424
Interest expense	4,492	-	4,492
Investor relations	14,748	-	14,748
Legal fees	20,519	2,500	23,019
Management fees	3,000	4,500	7,500
Office and sundry	7,211	726	7,936
Promotion	3,155		3,155
Regulatory	1,161	632	1,793
Rent	3,440	2,700	6,140
Telephone and communications	2,395	1,800	4,195
Transfer agent	125	690	815
Travel	1,307	-	1,307
Web site development and maintenance	13,853	-	13,853
	142,411	39,889	182,300

Net loss for the year	$(142,411)	$(39,889)	$(182,300)

Basic And Diluted Loss Per Share	$(0.00)	$(0.00)

Weighted Average Number Of Shares Outstanding (Note 8)	24,136,767	136,272,696

See the accompanying notes to the consolidated financial statement

CLEAN POWER CONCEPTS INC.
(Formerly Loma Verde Inc.)

(A Development Stage Company

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

	YEARS ENDED JUNE 30		Cumulative Period from Inception October 17, 2005 to June 30, 2007
	2007	2006	2007

Cash Flows From Operating Activities
Net loss for the period	$(142,411)	$(39,889)	$(182,300)

Adjustments To Reconcile Net Loss To Net Cash
Provided (Used) By Operating Activities
Changes in prepaid expenses	(8,075)	-	(8,075)
Changes in advances	(72,120)	-	(72,120)
Changes in accounts payable and accrued liabilities	5,649	8,311	13,960
Changes in interest payable	4,492	-	4,492
Capital contributions - expenses	6,000	9,000	15,000
	(206,465)	(22,578)	(229,043)

Cash Flows From Financing Activities

Paid-in capital	-	17,800	17,800
Demand loan	238,400	-	238,400
Due to related party	14,236	5,947	20,183

	252,636	23,747	276,383

Cash Flows From Investing Activities	-	-	-

Net (Decrease) Increase In Cash For The Period	46,171	1,169	47,340
Cash, Beginning Of Period	1,169	-	-
Cash, End Of Period	$47,340	$1,169	$47,340

See the accompanying notes to the consolidated financial statements

CLEAN POWER CONCEPTS INC.
(Formerly Loma Verde Inc.)

(A Development Stage Company

CONSOLIDATED STATEMENT OF

SHAREHOLDERS’ (DEFICIENCY) EQUITY

PERIOD FROM INCEPTION, OCTOBER 17, 2005 TO JUNE 30, 2007
(Stated in U.S. Dollars)

	COMMON STOCK

			Capital
	Common	Par	In Excess of	Deficit
	Shares	Value	Par Value	Accumulated	TOTAL

Issuance of common shares for cash at $0.001 - February 15, 2006	126,000,000	$126,000	$(123,750)	-	$2,250
Issuance of common shares for cash at $.05 - January 31, 2006	17,416,000	17,416	(1,866)		15,550
Capital contributions - expenses			9,000		9,000
Net operating loss for the year				(39,889)	(39,889)
Balance, June 30, 2006	143,416,000	$143,416	$(116,616)	$(39,889)	$(13,089)
Capital contributions - expenses			6,000		6,000
Returned to Treasury - April 23, 2007	(93,400,000)	(93,400)	93,400
Net operating loss for the year				(142,411)	(142,411)
Balance, June 30, 2007	50,016,000	$50,016	$(17,216)	$(182,300)	$(149,500)

See the accompanying notes to the consolidated financial statements

CLEAN POWER CONCEPTS INC.
(Formerly Loma Verde Inc.)

(A Development Stage Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007 AND 2006
(Stated in U.S. Dollars)

Note 1	NATURE AND CONTINUANCE OF OPERATIONS

Loma Verde Inc. (the “Company”) was incorporated on October 17, 2005 under the laws of the State of Nevada, USA. The Company is a public company whose common shares are listed for trading on the United States Over-the Counter Bulletin Board. The Company organized its wholly owned subsidiary, Loma Verde Explorations Ltd., which was incorporated in British Columbia on October 28, 2005.

The Company was organized for the purpose of acquiring and developing mineral properties and was therefore considered to be in the pre-exploration stage.  Mineral claims, with unknown reserves, had been acquired.  However, since the Company had not established the existence of a commercially mineable ore deposit, it has decided to abandon its mineral claims and pursue other business opportunities.

On March 22, 2007, a wholly owned subsidiary of the Company, Clean Power Concepts, Inc. was incorporated under the laws of the State of Nevada.  By agreement, effective April 2, 2007, Clean Power Concepts, Inc. was merged into the Company for the sole purpose of changing the Company’s name.  The Company became the surviving entity and changed its name form Loma Verde Inc. to Clean Power Concepts Inc. to further reflect the Company’s anticipation of exiting the mining exploration business and pursuing other business opportunities.  In conjunction with the aforementioned merger, the Company forward split its authorized, issued and outstanding common stock on a 56 new for 1 old basis.  The number of shares, amount of consideration allocated to par value and additional paid-in capital have been retroactively restated to reflect this forward split from date of inception.

With the recent abandonment of its mineral claims, we are simultaneously seeking alternate business opportunities in other industries, one of which is the alternative energy business.

Note 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

On June 30, 2007, the Company had a net operating loss carry forward of $180,386 for income tax purposes.  The tax benefit of approximately $54,000 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years. The carry forward losses will expire in 2027.

Foreign Currency Translations

Transactions undertaken in currencies other than the reporting currency are translated at the exchange rate in effect as of the transaction date. Expenses paid in Canadian dollars have been converted at the transaction date and are included in the statement of operations.

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

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

Note 3	ACQUISITION AND ABANDONMENT OF MINERAL CLAIMS

The Company’s subsidiary acquired three mineral claims, known as the HV-12, Thistle 2 and Thistle 3, situated in British Columbia, which had an expiration date of March 1, 2007, and February 10, 2007 for the latter two claims. The claims could have been extended yearly by the payment of $5,026 Cdn or the completion of work on the property of $5,026 Cdn. plus a filing fee. It was decided by management that since the Company had not established the existence of a commercially mineable ore deposit on the claims, the mineral properties would be abandoned and allowed to expire. On the date of this report, the Company is pursuing other business opportunities in the alternative energy sector.

Note 4	PREPAID EXPENSES

Prepaid expenses of $8,075 include legal fees, a rent deposit and a retainer for investor relations fees all of which will be expensed when earned by each service provider.

Note 5	ACCOUNTS RECEIVABLE

Advances in the amount of $72,120 include payments made to a management consulting company to assist in the re-organization of the company including seeking out potential acquisitions, new business opportunities and recruiting of a Chief Operating Officer.  Subsequent to June 30, 2007, $50,000 was returned to the Company – see Note 9.

Note 6	SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

The $20,183 due to a related party consists of cash advances made by a director of the Company.  This amount is unsecured, non-interest bearing and has no specific terms of repayment.

Note 7	SHORT TERM ADVANCES AND DEMAND LOAN

The Company has received short term advances from third parties totaling $238,400 that are payable on demand, unsecured and bear interest at an annual rate of ten percent.  Interest accrued on these advances amount to $4,492 as at June 30, 2007. It  is anticipated that these loans and the loan disclosed in Note 9 will be paid down through the proceeds from a private placement equity financing with accredited investors.

Note 8	CAPITAL STOCK

On March 7, 2007, our board of directors approved a 56 for one (1) forward stock split of our authorized, issued and outstanding shares of common stock. The forward stock split was effective with the Secretary of State of Nevada on March 21, 2007. As a result, our authorized capital increased from 200,000,000 shares of common stock to 11,200,000,000 shares of common stock. Our issued and outstanding share capital increased from 2,561,000 shares of common stock to 143,416,000 shares of common stock. On April 23, 2007, several of our insiders returned an aggregate of 93,400,000 shares of our common stock to our company for cancellation without consideration. As of June 30, 2007, we had 50,016,000 shares of common stock issued and outstanding.  The Statement of Stockholders Equity has been re-stated to show the effect of the forward stock split.  The weighted average number of shares outstanding as at June 30, 2007 amounted to 24,136,767.  The June 30, 2006 weighted average number of shares outstanding has been restated to show the effect of the forward stock split from date of inception.

Note 9	SUBSEQUENT EVENTS

On July 27, 2007, the Company received $50,000 as a reimbursement of unused advances disclosed in Note 5 and $50,000 in loan proceeds from a third party to cover operating expenses.  The loan is payable on demand, unsecured and bears interest at an annual rate of ten percent.  It is anticipated that this loan and the loans disclosed in Note 7 will be paid down through the proceeds from a private placement equity financing with accredited investors.

Note 10	GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At June 30, 2007, the Company had not yet achieved profitable operations, has accumulated losses of $182,300 since its inception, has a working capital deficiency of $149,500 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

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

During the period ended June 30, 2007 to the best of the Company’s knowledge, there have been no disagreements with Madsen & Associates, CPA's Inc. on any matters of accounting principles or practices, financial statement disclosure, or audit scope procedures, which disagreement if not resolved to the satisfaction of Madsen & Associates, CPA's Inc. would have caused them to make a reference in connection with its report on the financial statements as at June 30, 2007.

ITEM 8A	CONTROLS AND PROCEDURES

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

Cory Turner

On March 16, 2007, Mr. Turner was appointed President and director of the Company.  Mr. Turner brings an expertise in marketing and sales of advancing technology to our company. Although he is directly responsible for the growth of the organization, his key focus will be in initially setting up the sales channels for our company. He has been involved in the wireless industry for over 10 years, as a senior sales executive for Wireless Age Communications Ltd., a publicly traded company based in Western Canada. Prior to that Cory was involved in the management of hospitality establishments where he developed and initiated major training programs.

Mr. Turner has developed many significant sales campaigns and programs, sales training manuals, employee management programs and was extensively involved in the direct management of sales and sales support teams.

Ken Kelln, P. Eng.

On May 15, 2007 Ken Kelln P.Eng., founder of Kelln Consulting Ltd. and pioneer and respected veteran of the Canadian Solar Industry, joined the Company’s Board of Directors and management team.

In his management role as Vice President Design and Engineering, Mr. Kelln is responsible for leading the Company’s Design and Application Division, sourcing and integrating the Company’s emerging product line and playing a key role in implementing strategies focused on achieving Clean Power’s vision of becoming the one-stop shop and source for clean power alternative products and services for North American consumers, industries and governments.

Mr. Kelln, an Electrical Engineer, has been involved in the solar and wind consulting industry for more than 20 years, designing hundreds of solar power systems in Canada and around the world. Prior to joining Clean Power Concepts, he co-founded Kelln Solar in 1984, a successful renewable energy company which is Canada’s largest manufacturer of solar water pumping systems and the country’s largest distributor of UNI-SOLAR products.

Mr. Kelln’s work in renewable energy and energy conservation in Saskatchewan, Canada  goes back to when he graduated from the University of Saskatchewan with a Bachelor of Science degree (Honors - Electrical Engineering), with his thesis on "Photovoltaic-Solar Energy Converters".  Aside from the development of systems, Mr. Kelln has completed numerous commercial energy audits and has partnered with conservation organizations and Universities to promote practical applications of alternative energy internationally.

Mr. Kelln brings significant depth to the Company in terms of industry background gained from his involvement in numerous conservation initiatives and as a developer of many innovative solar products, having sold more than 11,000 turn key Solar Pumping units in Canada and internationally. His reputation and solid connections in this industry will be key to identifying, sourcing out and selecting new products with key strategic suppliers and partners.

Ralph Proceviat, C.A.

On June 1, 2007, Ralph Proceviat, CA, was appointed Chief Financial Officer of the company.  Mr. Proceviat brings significant experience and expertise to our company at the executive management level and will play a key role in working with the management team and board in executing the Company’s business plan. In addition to his background as a CFO, Mr. Proceviat has been CEO of a number of successful public and private spanning a variety of leading edge industries operating across North America. As a Chartered Accountant Mr. Proceviat has more than 25 years of experience with progressive and innovative companies.  Having lived in California and in Western Canada, Mr. Proceviat has a thorough understanding and awareness of the market dynamics in the areas where the Company intends to forward its business initiatives.

Compliance with Section 16 (a) of the Exchange Act

The Company knows of no director, officer, beneficial owner of more than ten percent of any class of equity securities of the Company registered pursuant to Section 12 (“Reporting Person”) that failed to file any reports required to be furnished pursuant to Section 16(a).  Other than those disclosed below, we know of no Reporting Person that failed to file the required reports during the most recent fiscal year except as shown below.

The following table sets forth as at June 30, 2007, the name and position of each Reporting Person that filed any reports required pursuant to Section 16 (a) during the most recent fiscal year.

Name	Position	Form	Date Report Filed

Cory Turner	Chief Executive Officer, President and Director	3	March 20, 2007
Ken Kelln	Director	3	Not Filed
Ralph Proceviat	Chief Financial Officer	3	Not Filed

ITEM 10	EXECUTIVE COMPENSATION

Cash Compensation

There was no cash compensation paid to any director during the year ended June 30, 2007.   Consulting fees in the amount of $14,700 were paid to our Chief Financial Officer during the period March 1 to June 30, 2007.

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

None

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

ITEM 11.	SECURITY OWNERSHIP of CERTAIN BENEFICIAL OWNERS and MANAGEMENT and RELATED STOCKHOLDER MATTERS

The following table sets forth, as at October 12, 2007, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The shareholder listed below has direct ownership of his/her shares and possesses sole voting and dispositive power with respect to the shares.

Title or Class	Name and Address of Beneficial Owner (1)	Amount of Beneficial Ownership (2)	Percent of Class

Common Stock	Peter Hill 1016 – 470 Granville St., Vancouver B. C., Canada V6C 1V5	7,000,000 (restricted)	14%
Common Stock	Virgilio Santana Calle #7, Casa #25 Tore Alta IV, Puerto, Republica Dominica	7,000,000 (restricted)	14%
Common Stock	Belkis Reyes Calle Principal, proximo de la farmacia, La Cienega Cabarete, Republica Dominica	6,000,000 (restricted)	12%

Common Stock	Directors and Officers as a Group	0	0.0%

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

Future Sales by Existing Shareholders

As of October 12, 2007 there are a total of 50,016,000 shares of our common stock are issued and outstanding. Of these shares, 20,000,000, being 40%, are ‘restricted shares’ as defined in Rule 144 of the Securities Act of 1933. Under a recent effective registration statement, we qualified for trading 311,000 restricted shares, being approximately 12.15% of our issued shares.

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

Transactions with Promoters

We do not have promoters and have had no transactions with any promoters.

PART IV

ITEM 13.	EXHIBITS

The following exhibits are included as part of this report by reference:

3.1	Certificate of Incorporation (incorporated by reference from Loma Verde’s Registration Statement on Form SB-2 filed on May 1, 2006, Registration No. 333-133710)

3.3	Articles of Incorporation (incorporated by reference from Loma Verde’s Registration Statement on Form SB-2 filed on May 1, 2006, Registration No. 333-133710)

3.4	By-laws (incorporated by reference from Loma Verde’s Registration Statement on Form SB-2 filed on May 1, 2006, Registration No. 333-133710)

4	Stock Specimen (incorporated by reference from Loma Verde’s Registration Statement on Form SB-2 filed on May 1, 2006, Registration No. 333-133710)

10.1	Transfer Agent and Registrar Agreement (incorporated by reference from Loma Verde’s Registration Statement on Form SB-2 filed on May 1, 2006, Registration No. 333-133710)

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)

Audit Fees

The aggregate fees billed for each of the last two fiscal years ended June 30 for professional services rendered by the principal accountants for the audit of the registrant’s annual financial statements and review of financial statements included in the registrant’s Form 10-QSB filings for those years amount to $9,120.

(2)

Audit-Related Fees

The aggregate fees billed in the period ended June 30, 2007 for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of Clean Power Concepts, Inc. financial statements and are not reported under Item 9 (e)(1) of Schedule 14A was NIL.

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
Cory Turner
President, Chief Executive Officer,
Chief Financial Officer and Director
(Principal Executive Officer and Principal Financial Officer)
Date: October 15, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Cory Turner
Cory Turner
President, Chief Executive Officer,
Chief Financial Officer and Director
(Principal Executive Officer and Principal Financial Officer)
Date: October 15, 2007