Form 10QSB
period 2007-09-30
CLEAN POWER CONCEPTS INC.
filed 2007-11-14
CIK 1357594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007

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

1-604-488-0266
(Issuer’s telephone number)

Not Applicable
(Former name, former address, and former fiscal year, if changed since last report)

None	Common Stock, par value $0.001 per share
Securities registered under Section 12(b) of the Exchange Act	Securities registered under Section 12(g) of the Exchange Act

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes     [   ] No

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act)

[X] Yes     [   ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
50,016,000 common shares issued and outstanding as of November 13, 2007

Transitional Small Business Disclosure Format (Check one):     Yes [   ]     No [X]

INDEX

		Page
PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements	3

	Consolidated Balance Sheets As at September 30, 2007 with comparative figures as at June 30, 2007	4

	Consolidated Statement of Operations For the three and six months ended September 30, 2007 and 2006 for the period October 17, 2005 (Date of Inception) to September 30, 2007	5

	Consolidated Statement of Cash Flows For the three and six months ended September 30, 2007 and 2006 and for the period October 17, 2005 (Date of Inception) to September 30, 2007	6

	Consolidated Statement of Shareholders’ (Deficiency) Equity For the Period from Inception, October 17, 2005 to September 30, 2007	7

	Notes to the Financial Statements	8

ITEM 2.	Management’s Discussion and Analysis or Plan of Operation	11

ITEM 3.	Controls and Procedures	17

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings	17

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

ITEM 3.	Defaults Upon Senior Securities	17

ITEM 4.	Submission of Matters to a Vote of Security Holders	17

ITEM 5.	Other Information	18

ITEM 6.	Exhibits	18

	SIGNATURES

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The accompanying consolidated balance sheets of Clean Power Concepts Inc. (formerly Loma Verde Inc.) and subsidiary (a pre-exploration and development stage company) at September 30, 2007 and the consolidated statement of operations and consolidated statement of cash flow for the three months ended September 30, 2007 and 2006 and for the period from October 17, 2005 (date of incorporation) to September 30, 2007 have been prepared by our management in conformity with accounting principles generally accepted in the United States of America.

It is the opinion of management that the interim consolidated financial statements for the quarter ended September 30, 2007 includes all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading.

CLEAN POWER CONCEPTS INC.
(A Development Stage Company)

INTERIM CONSOLIDATED BALANCE SHEETS
(Unaudited – see Note 1)
(Stated in U.S. Dollars)

	September 30	June 30
	2007	2007

ASSETS
Current
Cash	$39,098	$47,340
Prepaid expenses	-	8,075
Accounts receivable – Note 4	18,275	72,120

	$57,373	$127,535

LIABILITIES
Current
Accounts payable and accrued liabilities	$31,532	$13,960
Accounts payable – related party – Note 5	20,183	20,183
Demand loans – Notes 6	288,400	238,400
Interest payable – Note 6	11,391	4,492
	$351,506	$277,035

SHAREHOLDERS’ (DEFICIENCY) EQUITY

Share Capital – Note 8
Authorized:
11,200,000,000 common shares with a par value of $0.001 per share

Issued:
50,016,000 common shares	50,016	50,016
Additional paid-in capital	(17,216)	(17,216)
Deficit accumulated during the development stage	(326,933)	(182,300)
	$(294,133)	$(149,500)

	$57,373	$127,535

See the accompanying notes to the consolidated financial statements

CLEAN POWER CONCEPTS INC.
(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited – see Note 1)
(Stated in U.S. Dollars)

			Cumulative Period from Inception October 17, 2005 to September 30,

	For the three months ended
	September 30
	2007	2006	2007

Revenue	$-	$-	$-

Expenses
Accounting and audit	1,550	1,945	19,765
Bank charges	135	87	918
Consulting	99,531	-	167,852
Entertainment	-	-	98
Foreign exchange loss (gain)	(2,674)	-	(2,670)
Geology report	-	-	4,500
Incorporation costs	-	-	1,424
Interest expense	6,899	-	11,391
Investor relations	7,490	-	22,238
Legal fees	2,364	-	25,383
Management fees	-	1,500	7,500
Office and sundry	919	1,055	8,858
Promotion and trade shows	7,153	-	10,308
Regulatory	6,742	175	8,535
Rent	4,320	900	10,460
Telephone and communications	1,133	600	5,328
Transfer agent	-	100	815
Travel	3,392	-	4,698
Web site development and maintenance	5,679	-	19,532
	144,633	6,362	326,933

Net loss for the year	$(144,633)	$(6,362)	$(326,933)

Basic And Diluted Loss Per Share	$(0.00)	$(0.00)

Weighted Average Number Of Shares Outstanding (Note 8)	50,016,000	143,416,000

See the accompanying notes to the consolidated financial statement

CLEAN POWER CONCEPTS INC.
(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited – see Note 1)
(Stated in U.S. Dollars)

			Cumulative Period from Inception October 17, 2005 to September 30,

	For the Three Months Ended
	September 30
	2007	2006	2007

Cash Flows From Operating Activities
Net loss for the period	$(144,633)	$(6,362)	$(326,933)

Adjustments To Reconcile Net Loss To Net Cash
Provided (Used) By Operating Activities
Changes in prepaid expenses	8,075	-	-
Changes in advances	53,845	-	(18,276)
Changes in accounts payable and accrued liabilities	17,573	(1,266)	31,534
Changes in interest payable	6,898	-	11,390
Capital contributions – expenses	-	3,000	15,000
	(58,242)	(4,628)	(287,285)

Cash Flows From Financing Activities

Paid-in capital	-	-	17,800
Demand loan	50,000	-	288,400
Due to related party	-	4,848	20,183

	50,000	4,848	326,383

Cash Flows From Investing Activities	-	-	-

Net (Decrease) Increase In Cash For The Period	(8,242)	220	39,098
Cash, Beginning Of Period	47,340	1,169	-
Cash, End Of Period	$39,098	$1,389	$39,098

See the accompanying notes to the consolidated financial statements

CLEAN POWER CONCEPTS INC.
(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENT OF
SHAREHOLDERS’ (DEFICIENCY) EQUITY
PERIOD FROM INCEPTION, OCTOBER 17, 2005 TO SEPTEMBER 30, 2007
(Stated in U.S. Dollars)

	COMMON STOCK

	Common Shares	Par Value	Capital In Excess of Par Value	Deficit Accumulated	TOTAL

Issuance of common shares for cash at $0.001 - February 15, 2006	126,000,000	$126,000	$(123,750)	-	$2,250
Issuance of common shares for cash at $.05 - January 31, 2006	17,416,000	17,416	(1,866)		15,550
Capital contributions - expenses			9,000		9,000
Net operating loss for the year				(39,889)	(39,889)
Balance, June 30, 2006	143,416,000	$143,416	$(116,616)	$(39,889)	$(13,089)
Capital contributions - expenses			6,000		6,000
Returned to Treasury - April 23, 2007	(93,400,000)	(93,400)	93,400
Net operating loss for the year				(142,411)	(142,411)
Balance, June 30, 2007	50,016,000	$50,016	$(17,216)	$(182,300)	$(149,500)
Net loss for the period				(144,633)	(144,633)
Balance, September 30, 2007	50,016,000	$50,016	$(17,216)	$(326,933)	$(294,133)

See the accompanying notes to the consolidated financial statements

CLEAN POWER CONCEPTS INC.
(A Development Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 AND 2006
(Unaudited)
(Stated in U.S. Dollars)

Note 1	NATURE AND CONTINUANCE OF OPERATIONS

The unaudited consolidated financial statements as of September 30, 2007 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the June 30, 2007 audited financial statements and notes thereto.

Organization

Clean Power Concepts Inc.. (the “Company”) was incorporated on October 17, 2005 under the laws of the State of Nevada, USA under the name of Loma Verde Inc. The Company is a public company whose common shares are listed for trading on the United States Over-the-Counter Bulletin Board. The Company’s wholly owned subsidiary, Loma Verde Explorations Ltd., was incorporated in British Columbia on October 28, 2005.

The Company was organized for the purpose of acquiring and developing mineral properties and was therefore considered to be in the pre-exploration stage. Mineral claims, with unknown reserves, had been acquired. However, since the Company had not established the existence of a commercially mineable ore deposit, it decided to abandon its mineral claims and pursue other business opportunities.

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

With the recent abandonment of its mineral claims, we are seeking alternate business opportunities in other industries, one of which is the alternative energy business.

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

Evaluation of Long-Lived Assets

The Company periodically reviews its long term assets and makes adjustments if the carrying value exceeds fair value.

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

On September 30, 2007, the Company had a net operating loss carry forward of $326,933 for income tax purposes. The tax benefit of approximately $98,000 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years. The carry forward losses will expire in 2028.

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

The Company’s subsidiary acquired three mineral claims, known as the HV-12, Thistle 2 and Thistle 3, situated in British Columbia, which had an expiration date of March 1, 2007, and February 10, 2007 for the latter two claims. The claims could have been extended yearly by the payment of $5,026 Cdn or the completion of work on the property of $5,026 Cdn. plus a filing fee. It was decided by management that since the Company had not established the existence of a commercially mineable ore deposit on the claims, the mineral properties would be abandoned and allowed to expire. The Company is currently pursuing other business opportunities in the alternative energy sector.

Note 4	ACCOUNTS RECEIVABLE

Accounts receivable consists of recoverable advances for services in the amount of $18,275.

Note 5	SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

The $20,183 due to a related party consists of cash advances made by a director of the Company. This amount is unsecured, non-interest bearing and has no specific terms of repayment.

Note 6	SHORT TERM ADVANCES AND DEMAND LOAN

The Company has received short term advances from third parties totaling $288,400 that are payable on demand, unsecured and bear interest at an annual rate of ten percent. Interest accrued on these advances amount to $11,391 as at September 30, 2007. It is anticipated that these loans and the loan disclosed in Note 9 will be paid down through the proceeds from a private placement equity financing with accredited investors.

Note 8	CAPITAL STOCK

On March 7, 2007, our board of directors approved a 56 for one (1) forward stock split of our authorized, issued and outstanding shares of common stock. The forward stock split was effective with the Secretary of State of Nevada on March 21, 2007. As a result, our authorized capital increased from 200,000,000 shares of common stock to 11,200,000,000 shares of common stock. Our issued and outstanding share capital increased from 2,561,000 shares of common stock to 143,416,000 shares of common stock. On April 23, 2007, several of our insiders returned an aggregate of 93,400,000 shares of our common stock to the Company for cancellation without consideration. As of September 30, 2007, we had 50,016,000 shares of common stock issued and outstanding. The Statement of Stockholders Equity has been re-stated to show the effect of the forward stock split. The weighted average number of shares outstanding as at September 30, 2007 amounted to 50,016,000. The September 30, 2007 weighted average number of shares outstanding has been restated to show the effect of the forward stock split from date of inception.

Note 9	GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At September 30, 2007, the Company has not yet achieved profitable operations, has accumulated losses of $326,933 since its inception, has a working capital deficiency of $294,133 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

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

Corporate History

We were incorporated on October 17, 2005 under the laws of the State of Nevada, United States. Our sole subsidiary, Loma Verde Explorations Ltd., was incorporated in British Columbia on October 28, 2005.

On March 22, 2007, we incorporated Clean Power Concepts, Inc., a Nevada company, for the sole purpose of effecting a name change of our Company by way of merger. By agreement, effective April 2, 2007, Clean Power Concepts was merged into our Company, with our Company carrying on as the surviving company under the name Clean Power Concepts Inc. The name change was effected to reflect our decision to simultaneously pursue other business opportunities outside of the mining exploration business. In conjunction with the merger, we affected a forward stock split of our authorized, issued and outstanding common stock on a 56 for 1 basis, whereby each share of our common stock prior to the split was equal to 56 shares following the split. The forward split was effective March 21, 2007. The number of shares, amount of consideration allocated to par value and additional paid-in capital have been retroactively restated to reflect this forward split.

Our Current Business

Following incorporation, we commenced operations as an exploration stage mining company and sought out the acquisition and development of prospective mineral claims. However, since our Company did not establish the existence of a commercially mineable ore deposit, it decided to abandon its mineral claims and pursue other business opportunities, one of which is the alternative energy business. Depending upon the business opportunity, we may acquire assets or technologies to develop our own business or we may seek out business opportunities with established business entities for the merger of another entity with our Company. In certain instances, a target business may wish to become a subsidiary of us or may wish to contribute assets to us rather than merge. Although we have identified certain technologies associated with the alternative energy business as a potential business opportunity, we have not entered into any definitive agreements and there can be no assurance that we will be able to enter into any definitive agreements. We anticipate that any new acquisition or business opportunity identified by our Company will require additional financing. There can be no assurance, however, that we will be able to acquire the financing necessary to enable us to pursue our plan of operation. If our Company requires additional financing and we are unable to acquire such funds, our business may fail.

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

Depending upon the business opportunity, we may acquire assets or technologies to develop our own business or we may seek out business opportunities with established business entities for the merger of a target business with our company.

As part of our strategy to enter the renewable energy business, management is looking to raise debt and equity to finance its acquisition of technologies and assets and to establish strategic partnerships and relationships in this industry.

Results of Operations for the three months ended September 30, 2007 and September 30, 2006

As the Company is in the start up stage, revenues for the three months ended September 30, 2007 were Nil. Total expenses for the three months ended September 30, 2007 amounted to $144,633 as compared to $6,362 for the same three months ended September 30, 2006. Expenses of $144,633 consist of $99,531 in consulting fees incurred to develop the company’s strategic plan and executive search costs associated with seeking out qualified management personnel with a knowledge and understanding of the alternative energy industry. In addition to consulting fees, the company incurred $1,550 in accounting fees, $6,899 in interest expenses, $7,490 in investor relations fees, $2,364 in legal fees, $7,153 in trade show attendance costs aimed at identifying business opportunities and strategic partnerships, $6,742 in regulatory and state filing fees, $4,320 in office rent, $5,679 web site development costs and $2,905 in office, travel and foreign exchange fees.

Plan of Operation

As of September 30, 2007 our Company had cash of $39,098 and a working capital deficiency of $294,133. We estimate our general operating expenses for the next twelve month period to be as follows:

Consultant Compensation	$400,000
Due Diligence Costs	$100,000
Professional Fees	$100,000
General and Administrative Expenses	$150,000
Total	$750,000

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

General and Administrative Expenses

We anticipate spending $150,000 on general and administrative costs in the next twelve month period. These costs primarily consist of expenses such as office supplies, rent and office equipment.

Liquidity and Capital Resources

As of September 30, 2007, we had cash of $39,098 and $333,231 in current liabilities. The current liabilities consisted of accounts payable and accrued liabilities, demand loans and accounts payable to a related party. We had a working capital deficiency of $294,133 as of September 30, 2007.

To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We expect this situation to continue for the foreseeable future. We anticipate that we will have negative cash flows during the next twelve month period.

We incurred a net loss of $144,633 for the three months ended September 30, 2007. As indicated above, we anticipate that our estimated working capital requirements and projected operating expenses for the next twelve months will be $750,000. As we had a working capital deficiency of $294,133 as of September 30, 2007, we will be required to raise additional funds through the issuance of equity securities or through debt financing in order to carry-out our plan of operations for the next twelve month period. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates.

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

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the year ended June 30, 2007, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

New Accounting Pronouncements

We have determined that there were no new accounting pronouncements as of November 13, 2007 which have a material effect on our Company or our operations.

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

An investment in our securities involves an exceptionally high degree of risk and is extremely speculative. In addition to the other information regarding our Company contained in this Form 10Q-SB, you should consider many important factors in determining whether to purchase the shares of our Company. The following risk factors reflect the potential and substantial material risks which could be involved if you decide to purchase shares in our Company.

We have had negative cash flows from operations and if we are not able to obtain further financing, our business operations may fail.

We had a working capital deficiency of $294,133as of September 30, 2007. We do not have sufficient funds to independently finance the acquisition and development of prospective business opportunities in alternative industries. We do not expect to generate any revenues for the foreseeable future. Accordingly, we will require additional funds, either from equity or debt financing, to maintain our daily operations and to locate, acquire and develop a prospective property or consummate alternative business opportunities. Obtaining additional financing is subject to a number of factors, including economic factors, investor sentiment and any business opportunities or prospective property interests that we may enter into in the future. Financing, therefore, may not be available on acceptable terms, if at all. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital, however, will result in dilution to existing shareholders. If we are unable to raise additional funds when required, we may be forced to delay our plan of operation and our entire business may fail.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, being September 30, 2007, we have carried out an evaluation of the effectiveness of the design and operation of our Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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
Date: November 13, 2007