Form 10QSB
period 2007-12-31
CLEAN POWER CONCEPTS INC.
filed 2008-02-15
CIK 1357594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

x Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2007

[ ]Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period __________to __________

Commission File Number: 333-133710

CLEAN POWER CONCEPTS INC.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0490694
(State or jurisdiction of incorporation or organization)	(I.R.S. Employee Identification No.)

Suite 290 – 601 Cordova Street, Vancouver, British Columbia, Canada, V6C 1G1
(Address of principal executive offices)

1-604-488-0266
(Issuer’s telephone number)

Not Applicable
(Former name, former address, and former fiscal year, if changed since last report)

None	Common Stock, par value $0.001 per share
Securities registered under Section 12(b) of the	Securities registered under Section 12(g) of the
Exchange Act	Exchange Act

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[x] Yes [ ] No

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).x
Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
50,016,000 common shares issued and outstanding as of February 11, 2008

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [x]

INDEX

		Page
PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements	3

	Consolidated Balance Sheets	4
	As at December 31, 2007 with comparative figures as at June 30, 2007

	Consolidated Statement of Operations	5
	For the three and six months ended December 31, 2007 and 2006 for the period
	October 17, 2005 (Date of Inception) to December 31, 2007

	Consolidated Statement of Cash Flows	6
	For the three and six months ended December 31, 2007 and 2006 and for the
	period October 17, 2005 (Date of Inception) to December 31, 2007

	Consolidated Statement of Shareholders’ (Deficiency) Equity	7
	For the Period from Inception, October 17, 2005 to December 31, 2007

	Notes to the Financial Statements	8

ITEM 2.	Management’s Discussion and Analysis or Plan of Operation	11

ITEM 3.	Controls and Procedures	17

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings	17

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

ITEM 3.	Defaults Upon Senior Securities	18

ITEM 4.	Submission of Matters to a Vote of Security Holders	18

ITEM 5.	Other Information	18

ITEM 6.	Exhibits	18

	SIGNATURES

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The accompanying consolidated balance sheets of Clean Power Concepts Inc. (formerly Loma Verde Inc.) and subsidiary (a development stage company) at December 31, 2007 and the consolidated statement of operations and consolidated statement of cash flow for the three and six months ended December 31, 2007 and December 31, 2006 and for the period from October 17, 2005 (date of incorporation) to December 31, 2007 have been prepared by our management in conformity with accounting principles generally accepted in the United States of America.

It is the opinion of management that the interim consolidated financial statements for the quarter ended December 31, 2007 includes all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading.

CLEAN POWER CONCEPTS INC.
(A Development Stage Company)

INTERIM CONSOLIDATED BALANCE SHEETS
(Unaudited – see Note 1)
(Stated in U.S. Dollars)

	December 31	June 30
	2007	2007

ASSETS
Current
Cash	$4,402	$47,340
Prepaid expenses	-	8,075
Accounts receivable – Note 4	-	72,120

Total Current Assets	$4,402	$127,535

LIABILITIES
Current
Accounts payable and accrued liabilities	$2,092	$13,960
Accounts payable – related party – Note 5	20,183	20,183
Demand loans – Notes 6	388,400	238,400
Interest payable – Note 6	19,537	4,492
Total Current Liabilities	$430,212	$277,035

SHAREHOLDERS’ (DEFICIENCY) EQUITY

Share Capital – Note 8
Authorized:
11,200,000,000 common shares with a par value of $0.001 per share

Issued:
50,016,000 common shares	50,016	50,016
Additional paid-in capital	(17,216)	(17,216)
Deficit accumulated during the development stage	(458,610)	(182,300)
Total Shareholders’ Deficiency	$(425,810)	$(149,500)

	$4,402	$127,535

See the accompanying notes to the consolidated financial statements

CLEAN POWER CONCEPTS, INC. and SUBSIDIARY
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
Stated in U.S. Dollars

										Cumulative
						Six Months		From Inception		From
		THREE MONTHS ENDED				Ended		to		Inception
		DECEMBER 31				December 31,		December 31,		October 17,
										2005 to
		2007		2006		2007		2006		December
										31, 2007

	$		$		$		$		$
Revenue		-		-		-		-		-

General and
Administrative Expenses		123,531		4,904		261,265		11,266		439,073

Loss for the Period Before		$(123,531)		$(4,904)		$(261,265)		$(11,266)		$(439,073)
Other Expenses
Interest Expense		8,146		-		15,045		-		19,537
Net Loss for the Period		$(131,677)		$(4,904)		$(276,310)		$(11,266)		$(458,610)
Basic and Diluted Loss per
Share		$(0.00)		$(0.00)		$(0.00)		$(0.00)
Weighted average number
of
Shares outstanding		50,016,000		143,416,000		50,016,000		143,416,000

The accompanying notes are an integral part of these unaudited financial statements

CLEAN POWER CONCEPTS INC.
(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited – see Note 1)
(Stated in U.S. Dollars)

			Cumulative
			Period from
			Inception
	For the Six months Ended		October 17, 2005 to
	December 31		December 31,
	2007	2006	2007

Cash Flows From Operating Activities
Net loss for the period	$(276,310)	$(11,266)	$(458,610)

Adjustments To Reconcile Net Loss To Net Cash
Provided (Used) By Operating Activities
Changes in prepaid expenses	8,075	-	-
Changes in accounts receivable	72,120	-	-
Changes in accounts payable and accrued liabilities	(11,868)	(161)	2,092
Changes in interest payable	15,045	-	19,537
Capital contributions – expenses	-	6,000	15,000
	(192,938)	(5,427)	(421,981)

Cash Flows From Financing Activities

Paid-in capital	-	-	17,800
Demand loan	150,000	-	388,400
Due to related party	-	5,079	20,183

	150,000	5,079	426,383

Cash Flows From Investing Activities	-	-	-

Net (Decrease) Increase In Cash For The Period	(42,938)	(348)	4,402
Cash, Beginning Of Period	47,340	1,169	-
Cash, End Of Period	$4,402	$821	$4,402

See the accompanying notes to the consolidated financial statements

CLEAN POWER CONCEPTS INC.
(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENT OF
SHAREHOLDERS’ (DEFICIENCY) EQUITY
PERIOD FROM INCEPTION, OCTOBER 17, 2005 TO DECEMBER 31, 2007
(Stated in U.S. Dollars)

COMMON STOCK

			Capital
	Common	Par	In Excess of	Deficit
	Shares	Value	Par Value	Accumulated	TOTAL

Issuance of common shares for
cash at $0.001 -
February 15, 2006	126,000,000	$126,000	$(123,750)	-	$2,250
Issuance of common shares for
cash at $.05 - January 31, 2006	17,416,000	17,416	(1,866)		15,550
Capital contributions - expenses			9,000		9,000
Net operating loss for the year				(39,889)	(39,889)
Balance, June 30, 2006	143,416,000	$143,416	$(116,616)	$(39,889)	$(13,089)
Capital contributions - expenses			6,000		6,000
Returned to Treasury -
April 23, 2007	(93,400,000)	(93,400)	93,400
Net operating loss for the year				(142,411)	(142,411)
Balance, June 30, 2007	50,016,000	$50,016	$(17,216)	$(182,300)	$(149,500)
Net loss for the period				(276,310)	(276,310)
Balance, December 31, 2007	50,016,000	$50,016	$(17,216)	$(458,610)	$(425,810)

See the accompanying notes to the consolidated financial statements

CLEAN POWER CONCEPTS INC.
(A Development Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(Unaudited)
(Stated in U.S. Dollars)

Note 1	NATURE AND CONTINUANCE OF OPERATIONS

The unaudited consolidated financial statements as of December 31, 2007 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the June 30, 2007 audited financial statements and notes thereto.

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

On December 31, 2007, the Company had a net operating loss carry forward of $458,610 for income tax purposes. The tax benefit of approximately $137,000 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years. The carry forward losses will expire in 2028.

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

Accounts receivable as at December 31, 2007 is $Nil.

Note 5	SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

The $20,183 due to a related party consists of cash advances made by a director of the Company. This amount is unsecured, non-interest bearing and has no specific terms of repayment.

Note 6	SHORT TERM ADVANCES AND DEMAND LOAN

The Company has received short term advances from third parties totaling $388,400 that are payable on demand, unsecured and bear interest at an annual rate of ten percent. Interest accrued on these advances amount to $19,537 as at December 31, 2007. It is anticipated that these loans and the loan disclosed in Note 9 will be paid down through the proceeds from a private placement equity financing with accredited investors.

Note 8	CAPITAL STOCK

On March 7, 2007, our board of directors approved a 56 for one (1) forward stock split of our authorized, issued and outstanding shares of common stock. The forward stock split was effective with the Secretary of State of Nevada on March 21, 2007. As a result, our authorized capital increased from 200,000,000 shares of common stock to 11,200,000,000 shares of common stock. Our issued and outstanding share capital increased from 2,561,000 shares of common stock to 143,416,000 shares of common stock. On April 23, 2007, several of our insiders returned an aggregate of 93,400,000 shares of our common stock to the Company for cancellation without consideration. As of December 31, 2007, we had 50,016,000 shares of common stock issued and outstanding. The Statement of Stockholders Equity has been re-stated to show the effect of the forward stock split. The weighted average number of shares outstanding as at December 31, 2007 amounted to 50,016,000. The December 31, 2007 weighted average number of shares outstanding has been restated to show the effect of the forward stock split from date of inception.

Note 9	GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At December 31, 2007, the Company has not yet achieved profitable operations, has accumulated losses of $458,610 since its inception, has a working capital deficiency of $425,810 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

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

Results of Operations for the six months ended December 31, 2007 and December 31, 2006

As the Company is in the start up stage, revenues for the six months ended December 31, 2007 were Nil. Total expenses including interest expense of $15,045 for the six months ended December 31, 2007 amounted to $276,265 as compared to $11,266 for the same six months ended December 31, 2006. General and Administrative Expenses of $261,265 consist of $192,103 in consulting fees incurred to develop the company’s strategic plan, research business and merger opportunities, follow up with potential customers in the resort business looking for alternative energy solutions and meeting with solar, waster water and water recycling suppliers offering commercial products and services to the industry. In addition to consulting fees, the company incurred $4,545 in accounting fees, $14,090 in investor relations fees, $4,143 in legal fees, $7,145 in trade show attendance costs aimed at identifying business opportunities and strategic partnerships, $6,919 in regulatory and state filing fees, $8,204 in office rent, $14,469 web site development costs, $6,477 in travel costs and $3,170 in telephone and general office expenses.

Net loss for the six months ended amounted to $276,310 compared to $11,266 for the six months ended December 31, 2006.

Results of Operations for the three months ended December 31, 2007 and December 31, 2006

Revenues for the three months ended December 31, 2007 were Nil. Total expenses included interest expense of $8,146 for the three months ended December 31, 2007 amounted to $131,677 compared to $4,904 for the comparable three month period ended December 31, 2006. General and administrative expenses for the three months ended December 31, 2007 amounted to $123,531compared $4,904 for the same period in fiscal 2006. General and administrative expenses consist of $92,572 in consulting fees, $6,600 in investor relations expenses, $2,995 in accounting fees, $1,780 in legal fees, $3,884 in office rent, $3,056 in travel expenses, $8,790 in web development expenses and the remainder of $3,854 in office and general expenses.

Net loss for the three months ended amounted to $131,677 compared to $4,904 for the three months ended December 31, 2006.

Plan of Operation

As of December 31, 2007 our Company had cash of $4,402 and a working capital deficiency of $425,810. Management has plans to raise additional financing to cover on-going operations. Having completed an assessment of the alternative energy business through the use of consultants, management is conscious of keeping general and administrative expenses to a minimum while it meets with potential commercial and resort based customers and suppliers. Excluding costs relating potential acquisitions and partnerships, we estimate our general operating expenses for the next twelve month period to be as follows:

Consultant Compensation	$ 125,000
Professional Fees	$ 50,000
General and Administrative Expenses	$ 100,000
Total	$ 275,000

Employees

We anticipate that we will be conducting most of our business through agreements with consultants and third parties. Our President, Cory Turner does not have an employment agreements with us.

Consultant Compensation

Given the early stage of our operations, we intend to continue to outsource our professional and personnel requirements by retaining consultants on an as-needed basis. We estimate that our consultant and related professional compensation expenses for the next twelve month period will be approximately $125,000.

Professional Fees

We expect to incur on-going legal, accounting and audit expenses to comply with our reporting responsibilities as a public company under the United States Securities Exchange Act of 1934, as amended. We estimate such expenses for the next fiscal year to be approximately $50,000.

General and Administrative Expenses

We anticipate spending $100,000 on general and administrative costs in the next twelve month period. These costs primarily consist of expenses such as office supplies, rent and office equipment.

Liquidity and Capital Resources

As of December 31, 2007, we had cash of $4,402 and $430,212 in current liabilities. The current liabilities consisted of accounts payable and accrued liabilities, demand loans and accounts payable to a related party. We had a working capital deficiency of $425,810 as of December 31, 2007.

To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We expect this situation to continue for the foreseeable future. We anticipate that we will have negative cash flows during the next twelve month period.

We incurred a net loss of $131,677 for the six months ended December 31, 2007. As indicated above, we anticipate that our estimated working capital requirements and projected operating expenses for the next twelve months will be $275,000. As we had a working capital deficiency of $425,810 as of December 31, 2007, we will be required to raise additional funds through the issuance of equity securities or through debt financing in order to carry-out our plan of operations for the next twelve month period. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates.

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

New Accounting Pronouncements

We have determined that there were no new accounting pronouncements as of February 11, 2008 which have a material effect on our Company or our operations.

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

We had a working capital deficiency of $425,810 as of December 31, 2007. We do not have sufficient funds to independently finance the acquisition and development of prospective business opportunities in alternative industries. We do not expect to generate any revenues for the foreseeable future. Accordingly, we will require additional funds, either from equity or debt financing, to maintain our daily operations and to locate, acquire and develop a prospective property or consummate alternative business opportunities. Obtaining additional financing is subject to a number of factors, including economic factors, investor sentiment and any business opportunities or prospective property interests that we may enter into in the future. Financing, therefore, may not be available on acceptable terms, if at all. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital, however, will result in dilution to existing shareholders. If we are unable to raise additional funds when required, we may be forced to delay our plan of operation and our entire business may fail.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, being December 31, 2007, we have carried out an evaluation of the effectiveness of the design and operation of our Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

CLEAN POWER CONCEPTS INC.

By:	/s/ “Cory Turner”
Cory Turner
President, Chief Executive Officer,
Chief Financial Officer and Director
(Principal Executive Officer and Principal Financial Officer)
Date: February 14, 2008