Form 10QSB
period 2008-03-31
CLEAN POWER CONCEPTS INC.
filed 2008-05-14
CIK 1357594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

[  ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

Commission File Number: 333-133710

CLEAN POWER CONCEPTS INC.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0490694
(State or jurisdiction of incorporation or organization)	(I.R.S. Employee Identification No.)

Suite 1404 – 510 West Hastings Street, Vancouver, British Columbia, Canada, V6B 1L8
(Address of principal executive offices)

1-604-682-5925
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

50,016,000 common shares issued and outstanding as of May 9, 2008

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

INDEX

		Page
PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements	3

	Consolidated Balance Sheets As at March 31, 2008 with comparative figures as at June 30, 2007	4

	Consolidated Statement of Operations For the three and nine months ended March 31, 2008 and 2007 for the period October 17, 2005 (Date of Inception) to March 31, 2008	5

	Consolidated Statement of Cash Flows For the three and nine months ended March 31, 2008 and 2007 and for the period October 17, 2005 (Date of Inception) to March 31, 2008	6

	Notes to the Financial Statements	7

ITEM 2.	Management’s Discussion and Analysis or Plan of Operation	10

ITEM 3.	Controls and Procedures	16

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings	18

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

ITEM 3.	Defaults Upon Senior Securities	18

ITEM 4.	Submission of Matters to a Vote of Security Holders	18

ITEM 5.	Other Information	18

ITEM 6.	Exhibits	18

	SIGNATURES

PART 1 – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The accompanying consolidated balance sheets of Clean Power Concepts Inc. (formerly Loma Verde Inc.) and subsidiary (a development stage company) at March 31, 2008 and the consolidated statement of operations and consolidated statement of cash flow for the three and nine months ended March 31, 2008 and March 31, 2007 and for the period from October 17, 2005 (date of incorporation) to March 31, 2008 have been prepared by our management in conformity with accounting principles generally accepted in the United States of America.

It is the opinion of management that the interim consolidated financial statements for the quarter ended March 31, 2008 include all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading.

CLEAN POWER CONCEPTS INC.
(A Development Stage Company)

INTERIM CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2008
(Unaudited – see Note 1)
(Stated in U.S. Dollars)

	March 31	June 30
	2008	2007

ASSETS
Current
Cash	$1,943	$47,340
Prepaid expenses	-	8,075
Accounts receivable – Note 3	-	72,120

Total Current Assets	$1,943	$127,535

LIABILITIES
Current
Accounts payable and accrued liabilities	$14,922	$13,960
Accounts payable – related party – Note 4	20,183	20,183
Demand loans – Note 5	388,400	238,400
Interest payable – Note 5	30,933	4,492
Total Current Liabilities	$454,438	$277,035

SHAREHOLDERS’ (DEFICIENCY) EQUITY

Share Capital – Note 6
Authorized:
11,200,000,000 common shares with a par value of $0.001 per share

Issued:
50,016,000 common shares	50,016	50,016
Additional paid-in capital	(17,216)	(17,216)
Deficit accumulated during the development stage	(485,295)	(182,300)
Total Shareholders’ Deficiency	$(452,495)	$(149,500)

	$1,943	$127,535

See the accompanying notes to the consolidated financial statements

CLEAN POWER CONCEPTS, INC. and SUBSIDIARY
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
Stated in U.S. Dollars

					Cumulative From Inception October 17, 2005 to March 31, 2008
			Nine months	Nine months
	THREE MONTHS ENDED		Ended	Ended
	March 31		March 31,	March 31,

	2008	2007	2008	2007

	$	$	$	$	$
Revenue	-	-	-	-	-

General and Administrative Expenses	15,287	52,402	276,554	63,669	454,362
	(15,287)	(52,402)	(276,554)	(63,669)	(454,362)
Loss for the Period Before
Other Expenses	(15,287)	(52,420)	(276,554)	(63,669)	(454,362)
Interest Expense	11,397	-	26,441	-	30,933
Net Loss for the Period	(26,684)	(52,402)	(302,995)	(63,669)	$(485,295)
Basic and Diluted Loss per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of Shares outstanding	50,196,000	143,416,000	50,016,000	143,416,000

The accompanying notes are an integral part of these unaudited financial statements

CLEAN POWER CONCEPTS INC.
(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited – see Note 1)
Stated in U.S. Dollars

			Cumulative Period from Inception October 17, 2005 to March 31,
	For the Nine months Ended
	March 31
	2008	2007	2008

Cash Flows From Operating Activities
Net loss for the period	$(302,995)	$(63.669)	$(485,295)

Adjustments To Reconcile Net Loss To Net Cash Provided (Used) By Operating Activities
Changes in prepaid expenses	8,075	-	-
Changes in accounts receivable	72,120	-	-
Changes in accounts payable and accrued liabilities	962	4,057	14,922
Changes in interest payable	26,441	-	30,933
Capital contributions – expenses	-	6,000	15,000
	(195,397)	(53,612)	(424,440)

Cash Flows From Financing Activities

Paid-in capital	-	-	17,800
Demand loan	150,000	138,400	388,400
Due to related party	-	14,260	20,183

	150,000	152,660	426,383

Cash Flows From Investing Activities	-	-	-

Net (Decrease) Increase In Cash For The Period	(45,397)	99,048	1,943
Cash, Beginning Of Period	47,340	1,169	-
Cash, End Of Period	$1,943	$100,217	$1,943

See the accompanying notes to the consolidated financial statements

CLEAN POWER CONCEPTS INC.

(A Development Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

(Unaudited)
(Stated in U.S. Dollars)

Note 1	NATURE AND CONTINUANCE OF OPERATIONS

The unaudited consolidated financial statements as of March 31, 2008 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the June 30, 2007 audited financial statements and notes thereto.

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

With the abandonment of its mineral claims, the Company is seeking alternate business opportunities in other industries, one of which is the alternative energy business.

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

On March 31, 2008, the Company had a net operating loss carry forward of $485,295for income tax purposes.  The tax benefit of approximately $145,000 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years. The carry forward losses will expire in 2028.

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

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

Note 3	ACCOUNTS RECEIVABLE

Accounts receivable of $72,170 at June 30, 2007 was received in full as at March 31, 2008.

Note 4	SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

The $20,183 due to a related party consists of cash advances made by a director of the Company.  This amount is unsecured, non-interest bearing and has no specific terms of repayment.

Note 5	SHORT TERM ADVANCES AND DEMAND LOAN

The Company has received short term advances from third parties totaling $388,400 that are payable on demand, unsecured and bear interest at an annual rate of ten percent.  Interest accrued on these advances amount to $30,933 as at March 31, 2008. It is anticipated that these loans will be paid down through the proceeds from a private placement equity financing with accredited investors.

Note 6	CAPITAL STOCK

On March 7, 2007, our board of directors approved a 56 for one (1) forward stock split of our authorized, issued and outstanding shares of common stock. The forward stock split was effective with the Secretary of State of Nevada on March 21, 2007. As a result, our authorized capital increased from 200,000,000 shares of common stock to 11,200,000,000 shares of common stock. Our issued and outstanding share capital increased from 2,561,000 shares of common stock to 143,416,000 shares of common stock. On April 23, 2007, several of our insiders returned an aggregate of 93,400,000 shares of our common stock to the Company for cancellation without consideration. As of March 31, 2008, we had 50,016,000 shares of common stock issued and outstanding.  The Statement of Stockholders Equity has been re-stated to show the effect of the forward stock split.  The weighted average number of shares outstanding as at March 31, 2008 amounted to 50,016,000.  The March 31, 2008 weighted average number of shares outstanding shows the effect of the forward stock split from date of inception.

Note 7	GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At March 31, 2008, the Company has not yet achieved profitable operations, has accumulated losses of $485,295since its inception, has a working capital deficiency of $452,495 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

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

Results of Operations for the nine months ended March 31, 2008 and March 31, 2007

As the Company is in the start up stage, revenues for the nine months ended March 31, 2008 were Nil.  Total expenses, including interest expense of $26,441, for the nine months ended March 31, 2008 amounted to $302,995, as compared to $63,669 for the nine months ended March 31, 2007.  General and Administrative Expenses amounted to $276,554 compared to $63,669 in the same period in 2007.  General and Administrative Expenses consist of $193,266 in consulting fees incurred to develop the company’s strategic plan, research business and merger opportunities, follow up with potential customers in the resort business looking for alternative energy solutions and meeting with solar, waster water and water recycling suppliers offering commercial products and services to the industry.  In addition to consulting fees, the company incurred $7,595 in accounting fees, $14,090 in investor relations fees, $4,129 in legal fees, $8,381in trade show attendance costs aimed at identifying business opportunities and strategic partnerships, $7,710 in regulatory and state filing fees, $10,473 in office rent, $15,064 in web site development costs, $8,905 in travel costs and $6,941 in telephone and general office expenses.

Net loss for the nine months ended amounted to $302,995 compared to $63,699 for the nine months ended March 31, 2007.

Results of Operations for the three months ended March 31, 2008 and March 31, 2007

Revenues for the three months ended March 31, 2008 were Nil.  Total expenses for the three months ended March 31, 2008, including interest expense of $11,396, amounted to $26,684 compared to $52,402 for the comparable three month period ended March 31, 2007. General and administrative expenses for the three months ended March 31, 2008 amounted to $15,288 compared $52,402 for the same period in fiscal 2007.  General and administrative expenses consist of $2,366 in consulting fees, $3,050 in accounting fees, $2,268 in office rent, $2,457 in travel expenses, $1,236 in convention expenses, $791 in filing fees, $595 in web development expenses, $528 in telecommunications expenses and the remainder of $1,997 in office and general expenses.

Net loss for the three months ended amounted to $26,684 compared to $52,402 for the three months ended March 31, 2007.

Plan of Operation

As of March 31, 2008 our Company had cash of $1,943 and a working capital deficiency of $425,495.  Management has plans to raise additional financing to cover on-going operations. Having completed an assessment of the alternative energy business through the use of consultants, management is conscious of keeping general and administrative expenses to a minimum while it meets with potential commercial and resort based customers and suppliers.  Excluding costs relating potential acquisitions and partnerships, we estimate our general operating expenses for the next twelve month period to be as follows:

Consultant Compensation	$50,000
Professional Fees	$50,000
General and Administrative Expenses	$50,000
Total	$150,000

Employees

We anticipate that we will be conducting most of our business through agreements with consultants and third parties. Our President, Cory Turner does not have an employment agreement with us.

Consultant Compensation

Given the early stage of our operations, we intend to continue to outsource our professional and personnel requirements by retaining consultants on an as-needed basis.  We estimate that our consultant and related professional compensation expenses for the next twelve month period will be approximately $50,000.

Professional Fees

We expect to incur on-going legal, accounting and audit expenses to comply with our reporting responsibilities as a public company under the United States Securities Exchange Act of 1934, as amended.  We estimate such expenses for the next fiscal year to be approximately $50,000.

General and Administrative Expenses

We anticipate spending $50,000 on general and administrative costs in the next twelve month period.  These costs primarily consist of expenses such as office supplies, rent and office equipment.

Liquidity and Capital Resources

As of March 31, 2008, we had cash of $1,943 and $454,438 in current liabilities.  The current liabilities consisted of accounts payable and accrued liabilities, demand loans and accounts payable to a related party.  We had a working capital deficiency of $425,495 as of March 31, 2008.

To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements.  We expect this situation to continue for the foreseeable future.  We anticipate that we will have negative cash flows during the next twelve month period.

We incurred a net loss of $302,995 for the nine months ended March 31, 2008.  As indicated above, we anticipate that our estimated working capital requirements and projected operating expenses for the next twelve months will be $150,000.  As we had a working capital deficiency of $425,495 as of March 31, 2008, we will be required to raise additional funds through the issuance of equity securities or through debt financing in order to carry-out our plan of operations for the next twelve month period.  There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates.

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

We had a working capital deficiency of $425,495 as of March 31, 2008.  We do not have sufficient funds to independently finance the acquisition and development of prospective business opportunities in alternative industries.  We do not expect to generate any revenues for the foreseeable future.  Accordingly, we will require additional funds, either from equity or debt financing, to maintain our daily operations and to locate, acquire and develop a prospective property or consummate alternative business opportunities.  Obtaining additional financing is subject to a number of factors, including economic factors, investor sentiment and any business opportunities or prospective property interests that we may enter into in the future.  Financing, therefore, may not be available on acceptable terms, if at all.  The most likely source of future funds presently available to us is through the sale of equity capital.  Any sale of share capital, however, will result in dilution to existing shareholders.  If we are unable to raise additional funds when required, we may be forced to delay our plan of operation and our entire business may fail.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

- pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

- provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors; and

- provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.

As of March 31, 2008 we conducted an  evaluation, under the supervision and with the participation of our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer), of the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based upon this assessment, we determined that there are material weaknesses affecting our internal control over financial reporting.

The matters involving internal controls and procedures that the Company’s management consider to be  material weaknesses under COSO and SEC rules are: (1) lack of a functioning audit committee and lack of a majority of independent directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned potential material weaknesses were identified by the Company's Chief Financial Officer in connection with the preparation of our financial statements as of March 31, 2008 and communicated the matters to our management and board of directors.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an affect on the Company's financial results. However, the lack of a functioning audit committee and lack of a majority of independent directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures, can impact the Company's financial statements for the future years.

Management’s Remediation Initiatives

Although the Company is unable to meet the standards under COSO because of the limited funds available to a shell company of our size and stage of development, we are committed to improving our financial organization. As funds become available, we will undertake to: (1) create a position to  segregate duties consistent with control objectives, (2) increase our personnel resources and technical accounting expertise within the accounting function (3) appoint one or more outside directors to our board of directors who shall be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and (4) prepare and implement sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.  However, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Projections of any evaluation of controls effectiveness to future periods are subject to risks.

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

ITEM 2.	UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibit

3.(i)1	Certificate of Incorporation (incorporated by reference from the Registration Statement on Form SB-2 filed on May 1, 2006)

3.(i)2	Articles of Incorporation (incorporated by reference from the Registration Statement on Form SB-2 filed on May 1, 2006)
3.(i)3	Certificate of Change (incorporated by reference from the Current Report on Form 8-K filed on March 22, 2007)

3.(i)4	Articles of Merger (incorporated by reference from the Current Report on Form 8-K filed on April 4, 2007)

3.(ii)1	Bylaws (incorporated by reference from the Registration Statement on Form SB-2 filed on May 1, 2006)

31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed Herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEAN POWER CONCEPTS INC.

By:	/s/ “Cory Turner”
Cory Turner
President, Chief Executive Officer,
Chief Financial Officer and Director
(Principal Executive Officer and Principal Financial Officer)
Date: May 13, 2008