Form 10-K
period 2008-06-30
CLEAN POWER CONCEPTS INC.
filed 2008-09-24
CIK 1357594

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2008

[   ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number  333-133710

CLEAN POWER CONCEPTS, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0490694
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 1404 510 West Hastings Street, Vancouver, British Columbia Canada V6B 1L8
(Address of principal executive offices)

604-682-5925
(Issuer's telephone number)

None
Securities registered under Section 12(b) of the Exchange Act

Common Stock, par value $0.001 per share
Securities registered under Section 12(g) of the Exchange Act

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐      No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐       No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑       No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑       No ☐

Aggregate market value of the voting and non-voting common equity held by non-affiliates  was $11,003,520, based on the bid price of $0.22 at September 18, 2008.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   50,016,000 common shares issued and outstanding as of September 22, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

None

CLEAN POWER CONCEPTS, INC.

ANNUAL REPORT ON FORM 10-K

PART 1

Certain statements contained in this Form 10-KSB constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements, identified by words such as “plan”, "anticipate," "believe," "estimate," "should," "expect" and similar expressions, include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Form 10-K. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (“SEC”), particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K.

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

Planned Business

The Company was originally organized for the purpose of acquiring and developing mineral properties and was therefore considered to be in the pre-exploration stage.  Mineral claims, with unknown reserves, were acquired.  However, since the Company did not establish the existence of commercially mineable ore deposits, it decided to abandon its mineral claims and pursue other business opportunities, one of which is the alternative energy business.  Depending upon the business opportunity, we may acquire assets or technologies to develop our own business or we may seek out business opportunities with established business entities for the merger of another entity with our Company.  In certain instances, a target business may wish to become a subsidiary of us or may wish to contribute assets to us rather than merge.  Although we have identified certain technologies associated with the alternative energy business as a potential business opportunity, we have not entered into any definitive agreements and there can be no assurance that we will be able to enter into any definitive agreements.  We anticipate that any new acquisition or business opportunity identified by our Company will require additional financing.  There can be no assurance, however, that we will be able to acquire the financing necessary to enable us to pursue our plan of operation.  If our Company requires additional financing and we are unable to acquire such funds, our business may fail.

ITEM 1A.	RISK FACTORS.

An investment in our securities involves an exceptionally high degree of risk and is extremely speculative. In addition to the other information regarding the Company contained in this Form 10K, you should consider many important factors in determining whether to purchase the shares of our Company. The following risk factors reflect the potential and substantial material risks which could be involved if you decide to purchase shares in our Company.

We have had negative cash flows from operations and if we are not able to obtain further financing, our business operations may fail.

We had a working capital deficiency of $475,497 as of June 30, 2008.  We do not have sufficient funds to independently finance the acquisition and development of prospective business opportunities in alternative industries.  We do not expect to generate any revenues for the foreseeable future.  Accordingly, we will require additional funds, either from equity or debt financing, to maintain our daily operations and to locate, acquire and develop a prospective property or consummate alternative business opportunities.  Obtaining additional financing is subject to a number of factors, including economic factors, investor sentiment and any business opportunities or prospective property interests that we may enter into in the future.  Financing, therefore, may not be available on acceptable terms, if at all.  The most likely source of future funds presently available to us is through the sale of equity capital.  Any sale of share capital, however, will result in dilution to existing shareholders.  If we are unable to raise additional funds when required, we may be forced to delay our plan of operation and our entire business may fail.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

We currently do not own any property.

ITEM 3.	LEGAL PROCEEDINGS.

We are not party to any other material legal proceedings and to our knowledge no such proceedings are threatened or contemplated.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There has been no Annual General Meeting of Stockholders within the last fiscal year.  No matters were submitted to a vote of security holders during the fiscal year.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Effective March 21, 2007, we changed our name from “Loma Verde Inc.” to “Clean Power Concepts Inc.” to better reflect the direction and business of our company and we affected a fifty-six (56) for one (1) forward stock split of our authorized, issued and outstanding common stock.  Our common shares are quoted on the OTC Bulletin Board under the symbol “CPOW”.  The following table indicates the monthly high and low bid prices of our common shares during the period April 2007 to August 31, 2008.

	HIGH ($)	LOW($)
August 2008	0.40	0..22
July 2008	0.40	0.22
June 2008	0.35	0.22
May 2008	0.35	0.25
April 2008	0.25	0.25
March 2008	0.25	0.25
February 2008	0.25	0.25
January 2008	0.25	0.25
December 2007	0.38	0.25
November 2007	2.10	0.36
October 2007	2.10	1.01
September 2007	1.66	1.22
August 2007	1.22	1.22
July 2007	1.90	1.30
June 2007	1.70	1.60
May 2007	4.00	1.65
April 2007	1.85	1.45

The source of the high and low bid information above was obtained from Yahoo! Finance and reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Our shares of common stock are issued in registered form, Empire Stock Transfer Inc. of 470 St. Rose Pkwy, Suite 304, Henderson, NV 89074 (Telephone: 702.818.5898; Facsimile: 702.974.1444) is the registrar and transfer agent for our shares of common stock.

On June 30, 2008 the shareholder’s list of our shares of common stock showed 27 registered shareholders (including CEDE & Co.) and 50,016,000 shares of our common stock outstanding.

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

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During the current fiscal year, we did not complete any sales of securities that were not registered pursuant to the Securities Act.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

OVERVIEW AND PLAN OF OPERATION

The following discussion and analysis explains trends in our financial condition and results of operations for the two fiscal years ended June 30, 2008 and June 30, 2007.  This discussion and analysis of the results of operations and financial condition should be read in conjunction with our audited financial statements and the related notes, as well as statements made elsewhere in this Form 10-K.

Clean Power Concepts is a start-up company focused on capitalizing on the high growth renewable energy industry. Over the past 12 months, its focus has been on creating a business to business direct sales strategy in the solar, wind and hydro generation sectors and exploring distribution channel opportunities for clean power products and services throughout North America.

As the primary focus of the past 12 months has been on developing the business model, creating an operating structure, establishing a web presence, identifying niche markets and creating market awareness, the Company has yet to generate any revenues.

Our plan of operation for the next twelve months is to concentrate on identifying business opportunities, raising capital and seeking out joint venture partners to participate in future business opportunities. We can provide no assurance, however, that we will be able to raise capital and/or continue to have the support of joint venture partners and lenders.

In implementing a structure for a particular business acquisition or opportunity, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity.  We may also acquire stock or assets of an existing business.  Any such business combination or acquisition of a business opportunity may require management of our company to sell or transfer all or a portion of the shares they hold in our company and require such individuals to resign as members of our board.  The resulting change in control of our company could result in the removal of one or more of our present officers and directors and a corresponding reduction in or elimination of their participation in the future affairs of our company.

The search for and analysis of new business opportunities will be undertaken by our current management.  In seeking or analyzing prospective business opportunities, our management may utilize the services of outside consultants or advisors.

Management does not have the capacity to conduct as extensive an investigation of a target business as might be undertaken by a venture capital fund or similar institution. As a result, management may elect to merge with a target business which has one or more undiscovered shortcomings and may, if given the choice to select among target businesses, fail to enter into an agreement with the most investment-worthy target business.  Likewise, no assurances can be given that we will be able to enter into an agreement with a target business.

We anticipate that the selection of a business opportunity in which to participate will be complex and without certainty of success.  Management believes that there are numerous firms in various industries seeking the perceived benefits of being a publicly registered corporation.  Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.  We can provide no assurance that we will be able to locate compatible business opportunities.

OPERATING AND FINANCIAL REVIEW AND PROSPECTS

The following discussion and analysis explains trends in our financial condition and results of operations for the two fiscal years ended June 30, 2008 and 2007.  This discussion and analysis of the results of operations and financial condition should be read in conjunction with our audited financial statements and the related notes, as well as statements made elsewhere in this Form 10-K.

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

Going Concern and continuing operations

Our consolidated financial statements have been prepared assuming we will continue as a going concern.  We have incurred a net loss for the period from October 17, 2005 (inception) to June 30, 2008 of $508,297. To date the Company is still in the development stage and has no sales. Our future is dependent upon the continued support of our lenders, our ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement of our common stock and the issuance of debt. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence.

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

LIQUIDITY AND CAPITAL RESOURCES

Results of Operations for the Year Ended June 30, 2008

As the company is a development stage company, revenues for the years ended June 30, 2008 and June 30, 2007 were $Nil. Expenses for the year ended June 30, 2008 were $325,997 compared to $142,411 for the year ended June 30, 2007, an increase of $183,586 over the preceding year, due primarily from $142,274 in increased consulting fees incurred to explore business opportunities and $31,736 in interest expenses on third party debt.  The $325,997 in expenses includes (1) $200,595 in consulting and management fees, (2) $12,240 in accounting and audit, (3) $36,227 in interest expense, (4) $14,090 in investor relations and press release costs, (5) $4,835 in legal and capital restructuring fees (6) $15,104 for web site development and maintenance fees, (7) $8,581 in regulatory and transfer agent fees, (8) $17,330 in trade show, travel and promotional expenses and (8) the remaining $16,995 in general operating fees including bank charges, office and sundry, rent, telephone and communications.

The net loss for the year ended June 30, 2008 was $325,997 compared to $142,411 for the year ended June 30, 2007.

As at June 30, 2008, the Company had cash of $18,506 and liabilities of $494,003.  The liabilities of $494,003 include demand loans from third parties to cover start up and initial operating expenses. The company plans to raise funds through private placements with accredited investors to pay out the demand loans and provide working capital to support operating expenses and fund the development of strategic partnerships, supplier relationships and potential acquisitions.

We estimate our general operating expenses for the next twelve month period to be as follows:

Estimated Operating Expenses For the Next Twelve Month Period
Operating Expenses
Consultant Compensation	$50,000
Professional Fees	$25,000
General and Administrative Expenses	$50,000
Total	$125,000

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

Professional Fees

We expect to incur on-going legal, accounting and audit expenses to comply with our reporting responsibilities as public company under the United States Securities Exchange Act of 1934, as amended.  We estimate such expenses for the next fiscal year to be approximately $25,000.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, equity prices, and other market-driven rates or prices.  We are not presently engaged in any substantive business and until such time as we consummate a business combination, we will not be exposed to risks associated with foreign exchange rates, equity prices or other market-driven rates or prices.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Audited Consolidated Financial Statements for the year ending June 30, 2008

Consolidated Balance Sheets

Consolidated Statements of Loss

Consolidated Statements of Cash Flows

Consolidated Statement of Shareholders’ Equity

Notes to Consolidated Financial Statements

CLEAN POWER CONCEPTS INC.

(A Development Stage Company)

JUNE 30, 2008 AND 2007
(Stated in U.S. Dollars)

MADSEN & ASSOCIATES, CPA’s INC.	684 East Vine Street, #3
Certified Public Accountants and Business Consultants	Murray, Utah, 84107
Telephone 801-268-2632 Fax 801-262-3978

Board of Directors

Clean Power Concepts, Inc. and Subsidiary

Vancouver B. C. Canada

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheet of Clean Power Concepts, Inc. and Subsidiary (development stage company) at June 30, 2008, and the consolidated statement of operations, stockholders' equity, and cash flows for the years ended June 30, 2008 and June 30, 2007 and the period October 17, 2005 (date of inception) to June 30, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness for the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Clean Power Concepts, Inc. and Subsidiary at June 30, 2008 and the results of operations, and cash flows for the years ended June 30, 2008 and 2007 and period October 17, 2005 (date of inception) to June 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company will need additional working capital for its planned activity and to service its debt, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in the notes to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Madsen & Associates, CPA’s Inc.

Murray, Utah

August 13, 2008

CLEAN POWER CONCEPTS INC.
(Formerly Loma Verde Inc.)

(A Development Stage Company)

 CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

	JUNE 30
	2008	2007

ASSETS
Current
Cash	$18,506	$47,340
Prepaid expenses – Note 3	-	8,075
Accounts receivable – Note 4	-	72,120

	$18,506	$127,535

LIABILITIES
Current
Accounts payable and accrued liabilities	$7,201	$13,960
Accounts payable – related party – Note 5	20,183	20,183
Demand loans – Note 6	425,900	238,400
Interest payable – Note 6	40,719	4,492
	$494,003	$277,035

SHAREHOLDERS’ (DEFICIENCY) EQUITY

Share Capital – Note 7
Authorized:
11,200,000,000 common shares with a par value of $0.001 per share

Issued:
50,016,000 common shares	50,016	50,016
Additional paid-in capital	(17,216)	(17,216
Deficit accumulated during the development stage	(508,297)	(182,300)
	$(475,497)	$(149,500)

	$18,506	$127,535

See the accompanying notes to the consolidated financial statements

CLEAN POWER CONCEPTS INC.
(Formerly Loma Verde Inc.)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)

			Cumulative
			Period from
			Inception
	YEARS ENDED		October 17, 2005
	JUNE 30		to
	2008	2007	June 30, 2008

Revenue	$-	$-	$-

General and Administrative Expenses	289,770	137,919	(467,578)
	(289,770)	(137,919)	(467,578)
Other Expenses
Interest Expense	(36,227)	(4,492)	(40,719)

Net loss for the year	$(325,997)	$(142,411)	$(508,297)

Basic And Diluted Loss Per Share	$(0.00)	$(0.00)

Weighted Average Number Of Shares Outstanding (Note 7)	50,016,000	50,016,000

See the accompanying notes to the consolidated financial statement

CLEAN POWER CONCEPTS INC.
(Formerly Loma Verde Inc.)

(A Development Stage Company

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

	YEARS ENDED JUNE 30		Cumulative Period from Inception October 17, 2005 to June 30, 2008
	2008	2007

Cash Flows From Operating Activities
Net loss for the period	$(325,997)	$(142,411)	$(508,297)

Adjustments To Reconcile Net Loss To Net Cash
Provided (Used) By Operating Activities
Changes in prepaid expenses	8,075	(8,075)	-
Changes in advances	72,120	(72,120)	-
Changes in accounts payable and accrued liabilities	(6,759)	5,649	7,201
Changes in interest payable	36,227	4,492	40,719
Capital contributions - expenses	-	6,000	15,000
	(216,334)	(206,465)	(445,377)

Cash Flows From Financing Activities

Paid-in capital	-	-	17,800
Demand loan	187,500	238,400	425,900
Due to related party	-	14,236	20,183

	187,500	252,636	463,883

Cash Flows From Investing Activities	-		-

Net (Decrease) Increase In Cash For The Period	(28,834)	46,171	18,506
Cash, Beginning Of Period	47,340	1,169	-
Cash, End Of Period	$18,506	$47,340	$18,506

See the accompanying notes to the consolidated financial statements

CLEAN POWER CONCEPTS INC.
(Formerly Loma Verde Inc.)

(A Development Stage Company

CONSOLIDATED STATEMENT OF

SHAREHOLDERS’ (DEFICIENCY) EQUITY

PERIOD FROM INCEPTION, OCTOBER 17, 2005 TO JUNE 30, 2008
(Stated in U.S. Dollars)

	COMMON STOCK

			Capital
	Common	Par	In Excess of	Deficit
	Shares	Value	Par Value	Accumulated	TOTAL

Issuance of common shares for cash at $0.001 - February 15, 2006	126,000,000	$126,000	$(123,750)	-	$2,250
Issuance of common shares for cash at $.05 - January 31, 2006	17,416,000	17,416	(1,866)		15,550
Capital contributions - expenses			9,000		9,000
Net operating loss for the year				(39,889)	(39,889)
Balance, June 30, 2006	143,416,000	$143,416	$(116,616)	$(39,889)	$(13,089)
Capital contributions - expenses			6,000		6,000
Returned to Treasury - April 23, 2007	(93,400,000)	(93,400)	93,400
Net operating loss for the year				(142,411)	(142,411)
Balance, June 30, 2007	50,016,000	$50,016	$(17,216)	$(182,300)	$(149,500)
Net operating loss for the year				(325,997)	$(325,997)
Balance, June 30, 2008	50,016,000	$50,016	$(17,216)	$(508,297)	$(475,497)

See the accompanying notes to the consolidated financial statements

CLEAN POWER CONCEPTS INC.
(Formerly Loma Verde Inc.)

(A Development Stage Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008 AND 2007
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

With the abandonment of its mineral claims, we are simultaneously seeking alternate business opportunities in other industries, one of which is the alternative energy business.

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

On June 30, 2008, the Company had a net operating loss carry forward of $508,297 for income tax purposes.  The tax benefit of approximately $152,000 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years. The carry forward losses will expire in 2028.

Foreign Currency Translation and Transactions

The Company’s functional currency is United States dollars and the consolidated financial statements are stated in United States dollars, “the reporting currency.” Transactions undertaken in currencies other than the reporting currency are translated at the exchange rate in effect as of the transaction date. Expenses paid in Canadian dollars have been converted at the transaction date and are included in the statement of operations.

Revenue Recognition

Revenue is recognized on the sale and delivery of a product or the completion of a service provided.

Advertising and Market Development

The company expenses advertising and market development costs as incurred.

Financial Instruments

Due to their short term maturities, the carrying amounts of financial instruments are considered by management to be their fair value.

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

Recent Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities. SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company does not expect SFAS 162 to have a material effect on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”. This Statement is intended to enhance the current disclosure framework in Statement 133. The Statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure better conveys the purpose of derivative use in terms of the risks that the entity is intending to manage. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format should provide a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Disclosing information about credit-risk-related contingent features should provide information on the potential effect on an entity’s liquidity from using derivatives. Finally, this Statement requires cross-referencing within the footnotes, which should help users of financial statements locate important information about derivative instruments. The Company does not expect that the adoption of SFAS No. 161 will have a significant impact on the consolidated results of operations or financial position of the Company.

In December 2007, the FASB revised Statement of Financial Accounting Standard No. 141 (SFAS 141R), “Business Combinations”, which is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early application is not permitted before that date. SFAS 141R requires assets and liabilities recorded in a business combination to be recorded at fair value and replaces the cost-allocation process under the prior standard. In addition, SFAS 141R requires separate recognition of acquisition costs and requires recognition of contractual contingencies at fair value as of the acquisition date. Further, the revised standard requires capitalization of research and development assets and requires fair value recognition of contingent consideration as of the acquisition date. The Company is currently evaluating the potential impact of this pronouncement.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements”. This Statement amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The Company has not yet determined the impact, if any, that SFAS No. 160 will have on its consolidated financial statements. SFAS No. 160 is effective for the Company’s fiscal year beginning June 1, 2010. The Company is currently evaluating the impact of SFAS 160 on its consolidated financial statements.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115,” which will permit entities to choose to measure many financial instruments and certain other items at fair value. This Statement applies to all entities, including not-for-profit organizations. Most of the provisions of this Statement apply only to entities that elect the fair value option. However, the amendment to SFAS Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company does not expect that the adoption of SFAS No. 159 will have a significant impact on the consolidated results of operations or financial position of the Company. On February 12, 2008, the FASB delayed the effective date for non-financial assets and liabilities to fiscal years beginning after November 15, 2008; however, the effective date for the financial assets remains intact.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” to eliminate the diversity in practice that exists due to the different definitions of fair value and the limited guidance for applying those definitions in GAAP that are dispersed among the many accounting pronouncements that require fair value measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. SFAS 157 is effective in fiscal years beginning after November 15, 2007 and periods within those fiscal years. On February 12, 2008, the FASB delayed the effective date for non-financial assets and liabilities to fiscal years beginning after November 15, 2008; however, the effective date for the financial assets remains intact. The Company does not expect the adoption of SFAS No. 157 to have a significant impact on the consolidated results of operations or financial position of the Company.

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

Off-Balance Sheet Arrangements

During 2008 and 2007, the Company did not use off-balance sheet arrangements.

Note 3	PREPAID EXPENSES

Prepaid expenses of $8,075 as at June 30, 2007 included legal fees, a rent deposit and a retainer for investor relations fees all of which were expensed during the year.

Note 4	ACCOUNTS RECEIVABLE

The advances totaling $72,120 as at June 30, 2007 made to a consulting company to assist with the identification of suitable businesses in the alternative energy were repaid to the Company as no suitable candidates were identified.  As at June 30, 2008, advances amounted to $NIL.

Note 5	SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

The $20,183 due to a related party consists of cash advances made by a director of the Company.  This amount is unsecured, non-interest bearing and has no specific terms of repayment.  There are no outstanding shares issued to the related party.

Note 6	SHORT TERM ADVANCES AND DEMAND LOAN

The Company has received short term advances from third parties totaling $425,900.00 that are payable on demand, unsecured and bear interest at an annual rate of ten percent.  Interest accrued on these advances amount to $40,719 as at June 30, 2008. It is anticipated that these loans will be paid down through the proceeds from a private placement equity financing with accredited investors.

Note 7	CAPITAL STOCK

As of June 30, 2008, we had 50,016,000 shares of common stock issued and outstanding.  On March 7, 2007, our board of directors approved a 56 for one (1) forward stock split of our authorized, issued and outstanding shares of common stock. The forward stock split was effective with the Secretary of State of Nevada on March 21, 2007. As a result, our authorized capital increased from 200,000,000 shares of common stock to 11,200,000,000 shares of common stock. Our issued and outstanding share capital increased from 2,561,000 shares of common stock to 143,416,000 shares of common stock. On April 23, 2007, several of our insiders returned an aggregate of 93,400,000 shares of our common stock to our company for cancellation without consideration. The Statement of Stockholders Equity has been re-stated to show the effect of the forward stock split.  The weighted average number of shares outstanding as at June 30, 2008 amounted to 50,016,000.

Note 8	GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At June 30, 2008, the Company had not yet achieved profitable operations, has accumulated losses of $508,297 since its inception, has a working capital deficiency of $475,497and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

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

ITEM 9.	CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

During the period ended June 30, 2008 to the best of the Company’s knowledge, there have been no disagreements with Madsen & Associates, CPA's Inc. on any matters of accounting principles or practices, financial statement disclosure, or audit scope procedures, which disagreement if not resolved to the satisfaction of Madsen & Associates, CPA's Inc. would have caused them to make a reference in connection with its report on the financial statements as at June 30, 2008.

ITEM 9A.	CONTROLS AND PROCEDURES

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

As of June 30, 2008 we conducted an evaluation, under the supervision and with the participation of our president (also our principal executive officer) and chief financial officer (also our principal financial and accounting officer), of the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based upon this assessment, we determined that there are material weaknesses affecting our internal control over financial reporting.

The matters involving internal controls and procedures that the Company’s management consider to be  material weaknesses under COSO and SEC rules are: (1) lack of a functioning audit committee and lack of a majority of independent directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned potential material weaknesses were identified by the Company's Chief Financial Officer in connection with the preparation of our financial statements as of June 30, 2008 and communicated the matters to our management and board of directors.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an effect on the Company's financial results. However, the lack of a functioning audit committee and lack of a majority of independent directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures, can impact the Company's financial statements for the future years.

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

Attestation Requirement

This annual report does not include an attestation report of the registered public accounting firm of the Company regarding internal control over financial reporting.  The management’s report on internal controls over financial reporting was not subject to attestation by the registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only a management’s report in this annual report.

ITEM 9B.	OTHER INFORMATION

 None

PART 111

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

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

Ken Kelln, P. Eng.

Ken Kelln P.Eng, joined the Company’s Board of Directors and management team on May 15, 2007. In his management role as Vice President Design and Engineering, Mr. Kelln has been responsible for leading the Company’s Design and Application Division, sourcing and integrating the Company’s emerging product line and playing a key role in implementing strategies focused on achieving Clean Power’s vision of becoming the one-stop shop and source for clean power alternative products and services for North American consumers, industries and governments.

Due to time constraints associated with other business interests, Mr. Kelln resigned as Director and Vice President of Engineering on December 15, 2007.

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

Significant Employees

Other than our sole director and officers described above, we do not expect any other individuals to make a significant contribution to our business.

Family Relationships

There are no family relationships among our officers, directors or persons nominated for such positions.

No Legal Proceedings

None of our directors, executive officers, promoters or control persons have been involved in any of the following events during the past five years:

- any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

- any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

- being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

- being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

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

The following table sets forth as at June 30, 2008, the name and position of each Reporting Person that filed any reports required pursuant to Section 16 (a) during the most recent fiscal year.

Name	Position	Form	Date Report Filed

Cory Turner	Chief Executive Officer, President and Director	3	March 20, 2007
Ralph Proceviat	Chief Financial Officer	3	Not Filed

ITEM 11.	EXECUTIVE COMPENSATION

Cash Compensation

There was no cash compensation paid to any director for their services as directors during the year ended June 30, 2008.   Consulting fees in the amount of $10,000 were paid to Ken Kelln and $33,800 to Ralph Proceviat during the fiscal year. Subsequent to June 30, 2008, consulting fees in the amount of $2,000 were paid to Cory Turner.

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

ITEM 12.	SECURITY OWNERSHIP of CERTAIN BENEFICIAL OWNERS and MANAGEMENT and RELATED STOCKHOLDER MATTERS

The following table sets forth, as at September 22, 2008, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The shareholder listed below has direct ownership of his/her shares and possesses sole voting and dispositive power with respect to the shares.

Name and Address of Beneficial Owner	Position Held With The Company	Amount and Nature of Beneficial Owner(1)	Percentage of Class(2)
Cory Turner 1106 – 12th Avenue N Regina, Saskatchewan, Canada S4R 7W7	Chief Executive Officer, President and Director	Nil	0%
Ralph Proceviat #1404 510 W. Hastings Street Vancouver, British Columbia Canada V6B 1L8	Chief Financial Officer	Nil	0%
Peter Hill 1016 – 470 Granville Street Vancouver, British Columbia Canada V6C 1V5	10% shareholder	7,000,000 (Restricted)	14%
Virgilio Santana Calle #7, Casa #25 Tore Alta, IV Puerto, Republica Dominica	10% shareholder	7,000,000 (Restricted)	14%
Belkis Reyes Calle Principal, proximo de la farmacia, La Cienega Cabarete, Republica Dominica	10% shareholder	8,800,000 (6,000,000 are Restricted)	17.6%
Directors and Executive Officers as a Group		Nil	0%

(1)

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of September 22, 2008 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2)

Percentage based on 50,016,000 shares of common stock outstanding on September 22, 2008, including shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of September 22, 2008 which are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

Future Sales by Existing Shareholders

As of September 22, 2008 there are a total of 50,016,000 shares of our common stock issued and outstanding. Of these shares, 20,000,000 are ‘restricted shares’ as defined in Rule 144 of the Securities Act of 1933. Under Rule 144 restricted shares can be publicly sold, subject to volume restrictions and restrictions on the manner of sale, commencing one year after their acquisition.

The Company does not have any securities that are convertible into common stock. We have not registered any shares for sale by security holders under the Securities Act other than as disclosed in this Form 10K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management and Others

There were no material transactions, or series of similar transactions, since inception of the Company and during its current fiscal period, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own, or beneficially own, more than 5% of any class of the Company’s common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Transactions with Promoters

We do not have promoters and have had no transactions with any promoters.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

(1)

Audit Fees

The aggregate fees billed for each of the last two fiscal years ended June 30 for professional services rendered by the principal accountant for the audit of the registrant’s annual financial statements and review of financial statements included in the registrant’s Form 10-QSB filings amounted to $4,915 in 2008 and $5,120 in 2007.

(2)

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years ended June 30. 2008 and 2007 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of Clean Power Concepts, Inc. financial statements and are not reported under Item 9 (e)(1) of Schedule 14A were  $NIL.

(3)

Tax Fees

The aggregate fees billed in each of the last two fiscal years ended June 30 for professional services rendered by the principal accountants for tax compliance, tax advise, and tax planning was $NIL.

(4)

All Other Fees

There were no other fees charged by the principal accountants other than those disclosed in (1) and (3) above.

(5)

Audit Committee’s Pre-approval Policies

Our board of directors, who acts as our audit committee, has adopted a policy governing the pre-approval by the board of directors of all services, audit and non-audit, to be provided to our company by our independent auditors. Under the policy, the board of directors has pre-approved the provision by our independent auditors of specific audit, audit related, tax and other non-audit services as being consistent with auditor independence.  Requests or applications to provide services that require the specific pre-approval of the board of directors must be submitted to the board of directors by the independent auditors, and the independent auditors must advise the board of directors as to whether, in the independent auditor's view, the request or application is consistent with the Securities and Exchange Commission's rules on auditor independence.

The board of directors has considered the nature and amount of the fees billed by Madsen & Associates, CPA’s Inc. and believes that the provision of the services for activities unrelated to the audit is compatible with maintaining the independence of Madsen & Associates, CPA’s Inc.

(6)

Audit hours incurred

Not applicable.

PART IV

ITEM 13.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are included as part of this report by reference:

3.1	Certificate of Incorporation (incorporated by reference from Loma Verde’s Registration Statement on Form SB-2 filed on May 1, 2006, Registration No. 333-133710)

3.3	Articles of Incorporation (incorporated by reference from Loma Verde’s Registration Statement on Form SB-2 filed on May 1, 2006, Registration No. 333-133710)

3.4	By-laws (incorporated by reference from Loma Verde’s Registration Statement on Form SB-2 filed on May 1, 2006, Registration No. 333-133710)

4	Stock Specimen (incorporated by reference from Loma Verde’s Registration Statement on Form SB-2 filed on May 1, 2006, Registration No. 333-133710)

10.1	Transfer Agent and Registrar Agreement (incorporated by reference from Loma Verde’s Registration Statement on Form SB-2 filed on May 1, 2006, Registration No. 333-133710)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEAN POWER CONCEPTS INC.

By:	/s/ Cory Turner

Cory Turner
President, Chief Executive Officer, and Director
(Principal Executive Officer)
Date: September 22, 2008

By:	/s/ Ralph Proceviat

Ralph Proceviat
Chief Financial Officer
(Principal Financial Officer)
Date: September 22, 2008