Form 10-Q
period 2008-09-30
CLEAN POWER CONCEPTS INC.
filed 2008-11-13
CIK 1357594

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   50,016,000 common shares issued and outstanding as of November 13, 2008.

CLEAN POWER CONCEPTS, INC.

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION:

Item 1.	Consolidated Financial Statements	3

	Consolidated Balance Sheets – September 30, 2008 (unaudited) and June 30, 2008	4

	Consolidated Statements of Operations (unaudited) for the three months ended September 30, 2008 and September 30, 2007 and for the Cumulative Period from October 17, 2005 (inception) to September 30, 2008	5

	Consolidated Statements of Cash Flows (unaudited) for the three months ended September 30, 2008 and September 30, 2007 and for the Cumulative Period from October 17, 2005 (inception) to September 30, 2008	6

	Consolidated Statement of Shareholders’ (Deficiency) Equity for the period from Inception, October 17, 2005 to September 30, 2008	7

	Notes to Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4.	Controls and Procedures	14

PART II	OTHER INFORMATION:

Item 1.	Legal Proceedings	17

Item 1A	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Submission of Matters to a Vote of Securities Holders	20

Item 5.	Other Information	20

Item 6.	Exhibits	20

Signatures

PART 1 – FINANCIAL INFORMATION

Item 1.  Financial Statements

The accompanying consolidated interim financial statements of Clean Power Concepts Inc. and subsidiary (the “Company”), (a development stage company), have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal adjustments considered necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

The results for the period ended September 30, 2008 are not necessarily indicative of the results of operations for the full year It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission for the period ended June 30, 2008.

CLEAN POWER CONCEPTS INC.

(A Development Stage Company)

 INTERIM CONSOLIDATED BALANCE SHEETS

As of September 30, 2008 and June 30, 2008

(Unaudited)
(Stated in U.S. Dollars)

	September 30	June 30
	2008	2008

ASSETS
Current
Cash	$6,793	$18,506

	$6,793	$18,506

LIABILITIES
Current
Accounts payable and accrued liabilities	$4,574	$7,201
Accounts payable – related party – Note 3	20,183	20,183
Demand loans – Notes 4	425,900	425,900
Interest payable – Note 4	51,454	40,719
	$502,111	$494,003

SHAREHOLDERS’ (DEFICIENCY) EQUITY

Share Capital – Note 5
Authorized:
11,200,000,000 common shares with a par value of $0.001 per share

Issued:
50,016,000 common shares	50,016	50,016
Additional paid-in capital	(17,216)	(17,216)
Deficit accumulated during the development stage	(528,118)	(508,297)
	$(495,318)	$(475,497)

	$6,793	$18,506

See the accompanying notes to the consolidated financial statements

CLEAN POWER CONCEPTS INC.
(Formerly Loma Verde Inc.)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months ending September 30, 2008 and 2007

(Unaudited)
(Stated in U.S. Dollars)

			Cumulative
			Period from
	For the three months ended		Inception
	SEPTEMBER 30		October 17, 2005 to
			September 30,
	2008	2007	2008

Revenue	$-	$-	$-

General and Administrative Expenses	(9,086)	(137,734)	(476,664)
	(9,086)	(137,734)	(476,664)
Other Expenses
Interest Expense	(10,735)	(6,899)	(51,454)

Net loss for the year	$(19,821)	(144,633)	$(528,118)

Basic And Diluted Loss Per Share	$(0.00)	$(0.00)

Weighted Average Number Of Shares Outstanding (Note 5)	50,016,000	50,016,000

See the accompanying notes to the consolidated financial statement

CLEAN POWER CONCEPTS INC.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ending September 30, 2008 and 2007

(Unaudited)
(Stated in U.S. Dollars)

			Cumulative
			Period from
			Inception
	For the Three Months Ended		October 17, 2005 to
	September 30		September 30,
	2008	2007	2008

Cash Flows From Operating Activities
Net loss for the period	$(19,821)	$(144,633)	$(528,118)

Adjustments To Reconcile Net Loss To Net Cash Provided (Used) By Operating Activities
Changes in prepaid expenses	-	8,075	-
Changes in advances	-	53,845	-
Changes in accounts payable and accrued liabilities	(2,627)	17,573	4,574
Changes in interest payable	10,735	6,898	51,454
Capital contributions – expenses	-	-	15,000
	(11,713)	(58,242)	(457,090)

Cash Flows From Financing Activities

Paid-in capital	-	-	17,800
Demand loan	-	50,000	425,900
Due to related party	-	-	20,183

	-	50,000	463,883

Cash Flows From Investing Activities	-	-	-

Net (Decrease) Increase In Cash For The Period	(11,713)	(8,242)	6,793
Cash, Beginning Of Period	18,506	47,340	-
Cash, End Of Period	$6,793	$39,098	$6,793

See the accompanying notes to the consolidated financial statements

CLEAN POWER CONCEPTS INC.
(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENT OF

SHAREHOLDERS’ (DEFICIENCY) EQUITY

PERIOD FROM INCEPTION, OCTOBER 17, 2005 TO SEPTEMBER 30, 2008

(Stated in U.S. Dollars)

COMMON STOCK

			Capital
	Common	Par	In Excess of	Deficit
	Shares	Value	Par Value	Accumulated	TOTAL

Issuance of common shares for cash at $0.001 - February 15, 2006	126,000,000	$126,000	$(123,750)	-	$2,250
Issuance of common shares for cash at $.05 - January 31, 2006	17,416,000	17,416	(1,866)		15,550
Capital contributions - expenses			9,000		9,000
Net operating loss for the year				(39,889)	(39,889)
Balance, June 30, 2006	143,416,000	$143,416	$(116,616)	$(39,889)	$(13,089)
Capital contributions - expenses			6,000		6,000
Returned to Treasury - April 23, 2007	(93,400,000)	(93,400)	93,400
Net operating loss for the year				(142,411)	(142,411)
Balance, June 30, 2007	50,016,000	$50,016	$(17,216)	$(182,300)	$(149,500)
Net loss for the period				(325,997)	(325,997)
Balance, June 30, 2008	50,016,000	$50,016	$(17,216)	$(508,297)	$(475,497)
Net loss for the period				(19,821)	(19,821)
Balance, September 30, 2008	50,016,000	$50,016	$(17,216)	$(528,118)	$(495,318)

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

With the abandonment of its mineral claims, we are seeking alternate business opportunities in other industries, one of which is the alternative energy business.

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

On September 30, 2008, the Company had a net operating loss carry forward of $528,118 for income tax purposes.  The tax benefit of approximately $158,000 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years. The carry forward losses will expire in 2029.

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

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

Off-Balance Sheet Arrangements

During 2008 and 2007, the Company did not use off-balance sheet arrangements.

Note 3	SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

The $20,183 due to a related party consists of cash advances made by a director of the Company.  This amount is unsecured, non-interest bearing and has no specific terms of repayment.  There are no outstanding shares issued to the related party.

Note 4	SHORT TERM ADVANCES AND DEMAND LOAN

The Company has received short term advances from third parties totaling $425,900 that are payable on demand, unsecured and bear interest at an annual rate of ten percent.  Interest accrued on these advances amount to $51,454 as at September 30, 2008. It is anticipated that these loans will be paid down through the proceeds from a private placement equity financing with accredited investors.

Note 5	CAPITAL STOCK

As of September 30, 2008, we had 50,016,000 shares of common stock issued and outstanding.  On March 7, 2007, our board of directors approved a 56 for one (1) forward stock split of our authorized, issued and outstanding shares of common stock. The forward stock split was effective with the Secretary of State of Nevada on March 21, 2007. As a result, our authorized capital increased from 200,000,000 shares of common stock to 11,200,000,000 shares of common stock. Our issued and outstanding share capital increased from 2,561,000 shares of common stock to 143,416,000 shares of common stock. On April 23, 2007, several of our insiders returned an aggregate of 93,400,000 shares of our common stock to our Company for cancellation without consideration. The Statement of Stockholders Equity has been re-stated to show the effect of the forward stock split.  The weighted average number of shares outstanding as at September 30, 2008 amounted to 50,016,000.

Note 6	GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At September 30, 2008, the Company had not yet achieved profitable operations, has accumulated losses of $528,118 since its inception, has a working capital deficiency of $495,318 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

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

ITEM 2.	Management’s discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statement Notice

This quarterly report contains forward-looking statements as that term is defined under applicable securities laws.  These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", which may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although our Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by our Company or any other person that the objectives and plans of our Company will be achieved. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Financial information contained in this quarterly report and in our unaudited consolidated interim financial statements is stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles. The following discussion should be read in conjunction with our audited interim consolidated financial statements and the related notes that appear elsewhere in this annual report.

Corporate History

Clean Power Concepts, Inc.  (the “Company”) was incorporated in the name of Loma Verde Inc. on October 17, 2005 under the laws of the State of Nevada, USA. Our Company is a public company whose common shares are listed for trading on the United States Over-the-Counter Bulletin Board. Our Company’s wholly owned subsidiary, Loma Verde Explorations Ltd., was incorporated in British Columbia on October 28, 2005.

On March 22, 2007, a wholly owned subsidiary of our Company, Clean Power Concepts, Inc. was incorporated under the laws of the State of Nevada.  By agreement, effective April 2, 2007, Clean Power Concepts, Inc. was merged into our Company for the sole purpose of changing our Company’s name.  Our Company became the surviving entity and changed its name from Loma Verde Inc. to Clean Power Concepts Inc. to further reflect our Company’s anticipation of exiting the mining exploration business and pursuing other business opportunities.  In conjunction with the aforementioned merger, our Company forward split its authorized, issued and outstanding common stock on a 56 new for 1 old basis.  The number of shares, amount of consideration allocated to par value and additional paid-in capital have been retroactively restated to reflect this forward split.

Our Current Business

We are currently seeking to acquire business opportunities with established business entities for the merger of a target business with our Company. In certain instances, a target business may wish to become a subsidiary of us or may wish to contribute assets to us rather than merge. We anticipate that any new acquisition or business opportunities by our Company will require additional financing. There can be no assurance, however, that we will be able to acquire the financing necessary to enable us to pursue our plan of operation. If our Company requires additional financing and we are unable to acquire such funds, our business may fail.

Management of our Company believes that there are perceived benefits to being a reporting company with a class of publicly-traded securities. These are commonly thought to include: (i) the ability to use registered securities to acquire assets or businesses; (ii) increased visibility in the financial community; (iii) the facilitation of borrowing from financial institutions; (iv) improved trading efficiency; (v) stockholder liquidity; (vi) greater ease in subsequently raising capital; (vii) compensation of key employees through stock options; (viii) enhanced corporate image; and (ix) a presence in the United States capital market.

We may seek a business opportunity with entities that have recently commenced operations, or entities who wish to utilize the public marketplace in order to raise additional capital in order to expand business development activities, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

In implementing a structure for a particular business acquisition or opportunity, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. Upon the consummation of a transaction, it is likely that our present management will no longer be in control of our Company. In addition, it is likely that our officers and directors will, as part of the terms of the acquisition transaction, resign and be replaced by one or more new officers and directors.

As of the date hereof, management has not entered into any formal written agreements for a business combination or opportunity. When any such agreement is reached, we intend to disclose such an agreement by filing a current report on Form 8-K with the Securities and Exchange Commission.

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

We are not able to fund our cash requirements through our current operations. Historically, we have been able to raise a limited amount of capital through private placements of our equity stock and loans, but we are uncertain about our continued ability to raise funds privately. Further, we believe that our Company may have difficulties raising capital until we locate a prospective business through which we can pursue our plan of operation. If we are unable to secure adequate capital to continue our acquisition efforts, our shareholders may lose some or all of their investment and our business may fail.

RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations together with the unaudited interim financial statements and the notes to the unaudited interim financial statements included in the quarterly report.  This discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results may differ materially from those anticipated in these forward-looking statements.

For the three month periods ended September 30, 2008 and September 30, 2007

Our interim consolidated financial statements report a net loss of $19,821 for the three month period ended September 30, 2008 as compared to a net loss of 144,633 for the three month period ended September 30, 2007. Our accumulated net losses for the period from October 17, 2005, our date of inception, to September 30, 2008 are $528,118.

As at September 30, 2008, we had a working capital deficit of $495,318. Our total liabilities as of September 30, 2008 were $502,111 as compared to total liabilities of $351,506 as at September 30, 2007. The change was due primarily to an increase in demand loans and associated interest payable from September 30, 2007 to September 30, 2008.

Cash Flow Used in Operating Activities

Operating activities used cash of $11,713for the three month period ended September 30, 2008, compared to using $58,242 for the three month period ended September 30, 2007. The decrease in cash used during the three month period ended September 30, 2008 was commensurate with decreasing operating expenses and increasing current liabilities, primarily interest payable.

Cash Flow Provided by Financing Activities

Financing activities provided cash of $NIL for the three month period ended September 30, 2008 compared to using $50,000 for the three month period ended September 30, 2007.

Liquidity and Capital Resources

We had cash of $6,793 and current liabilities of $502,111 as at September 30, 2008. We had a working capital deficit of $495,318 as of September 30, 2008.

To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We expect this situation to continue for the foreseeable future. We anticipate that we will have negative cash flows during the twelve month period ended September 30, 2009.

 We expect to require a total of approximately $160,000, as set out as follows to fully carry out our business plan over the next twelve months. Our expenditures for the next twelve months include:

Our cost to complete
Description	$
Development and acquisition of new business opportunities	50,000
Legal and Accounting Consultants	30,000
General Administration and working capital	80,000
Total	160,000

We do not anticipate enough positive internal operating cash flow until we can generate substantial revenues, which may take the next few years to fully realize depending on the type of business we acquire. Still, there is no assurance we will achieve profitable operations in the future. We have historically financed our operations primarily by cash flows generated from the sale of our equity securities and through cash infusions from officers and affiliates in exchange for debt and/or common stock. No officer or affiliate has made any commitment or is obligated to continue to provide cash through loans or purchases of equity.

We intend to meet the balance of our cash requirements through external sources: a combination of debt financing and equity financing through private placements. We currently do not have any arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. If we are unsuccessful in raising enough money through future capital raising efforts, we may review other financing.

We have generated no revenues and incurred significant operating losses from operations. Since we anticipate we will expand operational activities, we may continue to experience net negative cash flows from operations and will be required to obtain additional financing to fund operations through equity securities’ offerings and bank borrowings to the extent necessary to provide working capital. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow from stockholders or other outside sources to sustain operations and meet our obligations on a timely basis and ultimately to attain profitability. We have limited capital with which to pursue our business plan. There can be no assurance that our future operations will be significant and profitable, or that we will have sufficient resources to meet our objectives.

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

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon obtaining further financing. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Product Research and Development

We do not anticipate that we will spend any significant monies on research and development over the twelve month period ending September 30, 2009.

Purchase of Significant Equipment

 We do not intend to purchase any significant equipment over the twelve month period ending September 30, 2009.

Off-Balance Sheet Arrangements

As of September 30, 2008, our Company had no off-balance sheet arrangements, including any outstanding derivative financial statements, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. Our Company does not engage in trading activities involving non-exchange traded contracts.

Employees

We currently have no employees, other than our director and chief financial officer, and we do not expect to hire any employees in the foreseeable future. We presently conduct our business through agreements with consultants and arms-length third parties.

Going Concern

Our interim consolidated financial statements have been prepared assuming we will continue as a going concern.  We have incurred a net loss for the period from October 17, 2005 (inception) to September 30, 2008 of $528,118. To date our Company is still in the development stage and has no sales. Our future is dependent upon the continued support of our lenders, our ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement of our common stock and the issuance of debt. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence.

Operations to date have been covered primarily from financings associated with equity transactions. There can be no assurances that we will be successful in raising additional cash to finance operations. If not, we will be required to reduce operations and/or liquidate assets. Our interim consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the year ended June 30, 2008, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.

Critical Accounting Policies

Our interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of consolidated financial statements for a period necessarily involves the use of estimates which have been made using careful judgment. In determining estimates of net recoverable amounts and net realizable values, or whether there has been a permanent impairment in value for accounts receivable, inventories, capital assets, investments, patent rights and other assets, we rely on assumptions regarding applicable industry performance and prospects, as well as general business and economic conditions that prevail and are expected to prevail.  Assumptions underlying asset valuations are limited by the availability of reliable comparable data and the uncertainty of predictions concerning future events.

By nature, asset valuations are subjective and do not necessarily result in precise determinations. Should the underlying assumptions change, the estimated net recoverable amounts and net realizable values may change by a material amount.

The interim consolidated financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

a.

Use of Estimates

The preparation of interim consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from those estimates.

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

d.

Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At September 30, 2008, our Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, equity prices, and other market-driven rates or prices.  We are not presently engaged in any substantive business and until such time as we consummate a business combination, we will not be exposed to risks associated with foreign exchange rates, equity prices or other market-driven rates or prices.

ITEM 4.	CONTROLS AND PROCEDURES

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

As of September 30, 2008 we conducted an evaluation, under the supervision and with the participation of our president (also our principal executive officer) and chief financial officer (also our principal financial and accounting officer), of the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based upon this assessment, we determined that there are material weaknesses affecting our internal control over financial reporting.

The matters involving internal controls and procedures that our Company’s management consider to be  material weaknesses under COSO and SEC rules are: (1) lack of a functioning audit committee and lack of a majority of independent directors on our Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned potential material weaknesses were identified by our Company's Chief Financial Officer in connection with the preparation of our financial statements as of September 30, 2008 and communicated the matters to our management and board of directors.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an effect on our Company's financial results. However, the lack of a functioning audit committee and lack of a majority of independent directors on our Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures, can impact our Company's financial statements for the future years.

Management’s Remediation Initiatives

Although our Company is unable to meet the standards under COSO because of the limited funds available to a shell company of our size and stage of development, we are committed to improving our financial organization. As funds become available, we will undertake to: (1) create a position to  segregate duties consistent with control objectives, (2) increase our personnel resources and technical accounting expertise within the accounting function (3) appoint one or more outside directors to our board of directors who shall be appointed to the audit committee of our Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and (4) prepare and implement sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.  However, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within our Company have been detected.  These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Projections of any evaluation of controls effectiveness to future periods are subject to risks.

PART 11

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation.  There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A.	RISK FACTORS

Risk Factors

Much of the information included in this quarterly report includes or is based upon estimates, projections or other forward-looking statements.  Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations.  While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other forward-looking statements involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other forward-looking statements.  Prospective investors should consider carefully the risk factors set out below.

Scarcity of and competition for business opportunities and combinations.

We are, and will continue to be, an insignificant participant amongst numerous other companies seeking a suitable business opportunity or business combination. A large number of established and well-financed entities, including venture capital firms, are actively seeking suitable business opportunities or business combinations which may also be desirable target candidates for us.  Virtually all such entities have significantly greater financial resources, technical expertise and managerial capabilities than we do. We are, consequently, at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination.  We will also compete with numerous other small public companies seeking suitable business opportunities or business combinations.

We have had negative cash flows from operations and if we are not able to obtain further financing, our business operations may fail.

We had a working capital deficiency of $495,318 as of September 30, 2008.  We do not have sufficient funds to independently finance the acquisition and development of prospective business opportunities in alternative industries.  We do not expect to generate any revenues for the foreseeable future.  Accordingly, we will require additional funds, either from equity or debt financing, to maintain our daily operations and to locate, acquire and develop a prospective property or consummate alternative business opportunities.  Obtaining additional financing is subject to a number of factors, including economic factors, investor sentiment and any business opportunities or prospective property interests that we may enter into in the future.  Financing, therefore, may not be available on acceptable terms, if at all.  The most likely source of future funds presently available to us is through the sale of equity capital.  Any sale of share capital, however, will result in dilution to existing shareholders.  If we are unable to raise additional funds when required, we may be forced to delay our plan of operation and our entire business may fail.

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

Risks Associated with Our Common Stock

Our common stock is illiquid and the price of our common stock may be negatively impacted by factors which are unrelated to our operations..

Our common stock currently trades on a limited basis on the OTC Bulletin Board.  Trading of our stock through the OTC Bulletin Board is frequently thin and highly volatile.  There is no assurance that a sufficient market will develop in our stock, in which case it could be difficult for shareholders to sell their stock.  The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of our competitors, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us.  In addition, the stock market is subject to extreme price and volume fluctuations.  This volatility has had a significant effect on the market price of securities issued by many companies for reason unrelated to their operating performance and could have the same effect on our common stock.

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

The Financial Industry Regulatory Authority, or FINRA, has adopted sales practice requirements which may also limit a shareholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer.  Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information.  Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers.  FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for its shares.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOITE OF SECURITIES HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

The following exhibits are included as part of this report by reference:

3.1	Certificate of Incorporation (incorporated by reference from Loma Verde’s Registration Statement on Form SB-2 filed on May 1, 2006, Registration No. 333-133710)

3.3	Articles of Incorporation (incorporated by reference from Loma Verde’s Registration Statement on Form SB-2 filed on May 1, 2006, Registration No. 333-133710)

3.4	By-laws (incorporated by reference from Loma Verde’s Registration Statement on Form SB-2 filed on May 1, 2006, Registration No. 333-133710)

4	Stock Specimen (incorporated by reference from Loma Verde’s Registration Statement on Form SB-2 filed on May 1, 2006, Registration No. 333-133710)

10.1	Transfer Agent and Registrar Agreement (incorporated by reference from Loma Verde’s Registration Statement on Form SB-2 filed on May 1, 2006, Registration No. 333-133710)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEAN POWER CONCEPTS INC.

By:	/s/ Cory Turner

Cory Turner
President, Chief Executive Officer, and Director
(Principal Executive Officer)
Date: November 13, 2008

By:	/s/ Ralph Proceviat

Ralph Proceviat
Chief Financial Officer
(Principal Financial Officer)
Date: November 13, 2008