Form 10-Q
period 2008-12-31
CLEAN POWER CONCEPTS INC.
filed 2009-02-13
CIK 1357594

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   50,016,000 common shares issued and outstanding as of February 11, 2009.

CLEAN POWER CONCEPTS, INC.

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION:

Item 1.	Consolidated Financial Statements	3

	Consolidated Balance Sheets – December 31, 2008 (unaudited) and June 30, 2008	4

	Consolidated Statements of Operations (unaudited) for the three and six months ended December 31, 2008 and December 31, 2007 and for the Cumulative Period from October 17, 2005 (inception) to December 31, 2008	5

	Consolidated Statements of Cash Flows (unaudited) for the six months ended December 31, 2008 and December 31, 2007 and for the Cumulative Period from October 17, 2005 (inception) to December 31, 2008	6

	Consolidated Statement of Shareholders’ (Deficiency) Equity for the period from Inception, October 17, 2005 to December 31, 2008	7

	Notes to Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17

PART II	OTHER INFORMATION:

Item 1.	Legal Proceedings	18

Item 1A	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Submission of Matters to a Vote of Securities Holders	21

Item 5.	Other Information	21

Item 6.	Exhibits	22

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

The results for the period ended December 31, 2008 are not necessarily indicative of the results of operations for the full year It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission for the period ended June 30, 2008.

CLEAN POWER CONCEPTS INC.

(A Development Stage Company)

INTERIM CONSOLIDATED BALANCE SHEETS

As of December 31, 2008 and June 30, 2008

(Unaudited)

(Stated in U.S. Dollars)

	December 31 2008	June 30 2008

ASSETS
Current
Cash	$3,223	$18,506
Prepaid expenses	-	-
Accounts receivable – Note 3	75	-

Total Current Assets	$3,298	$18,506

LIABILITIES
Current
Accounts payable and accrued liabilities	$9,025	$7,201
Accounts payable – related party – Note 4	20,183	20,183
Demand loans – Notes 5	425,900	425,900
Interest payable – Note 5	62,189	40,719
Total Current Liabilities	$517,297	$494,003

SHAREHOLDERS’ (DEFICIENCY) EQUITY

Share Capital – Note 6
Authorized:
11,200,000,000 common shares with a par value of $0.001 per share

Issued:
50,016,000 common shares	50,016	50,016
Additional paid-in capital	(17,216)	(17,216)
Deficit accumulated during the development stage	(546,799)	(508,297)
Total Shareholders’ Equity	$(513,999)	$(475,479)

Total Liabilities and Shareholder’ Equity	$3,298	$18,506

See the accompanying notes to the consolidated financial statements

CLEAN POWER CONCEPTS INC.

(Formerly Loma Verde Inc.)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three and six months ending December 31, 2008 and 2007

(Unaudited)

(Stated in U.S. Dollars)

					Cumulative
					From
	THREE MONTHS ENDED		SIX MONTHS ENDED		Inception
	DECEMBER 31		DECEMBER 31		October 17,
					2005 to
	2008	2007	2008	2007	December
					31, 2008

	$	$	$	$	$
Revenue	-	-	-	-	-

General and Administrative Expenses	7,947	123,531	17,032	261,265	484,610

Loss for the Period Before	$(7,947)	$(123,531)	$(17,032)	$(261,265)	$(484,610)
Other Expenses
Interest Expense	10,735	8,146	21,470	15,045	62,189
Net Loss for the Period	$(18,682)	$(131,677)	$(38,502)	$(276,310)	$(546,799)
Basic and Diluted Loss per Share	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Weighted average number of Shares outstanding	50,016,000	50,016,000	50,016,000	50,016,000

See the accompanying notes to the consolidated financial statement

CLEAN POWER CONCEPTS INC.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ending December 31, 2008 and 2007

(Unaudited)

(Stated in U.S. Dollars)

	For the Six Months Ended December 31			Cumulative Period from Inception October 17, 2005 to December 31,
	2008	2007		2008

Cash Flows From Operating Activities
Net loss for the period	$(38,502)	$(276,310)		$(546,799)

Adjustments To Reconcile Net Loss To Net Cash
Provided (Used) By Operating Activities
Changes in prepaid expenses	-	8,075		-
Changes in advances	(75)	72,120		(75)
Changes in accounts payable and accrued liabilities	1,824	(11,868)		9,025
Changes in interest payable	21,470	15,045		62,189
Capital contributions – expenses	-	-		15,000
	(15,283)	(192,938)		(460,660)

Cash Flows From Financing Activities

Paid-in capital	-	-		17,800
Demand loan	-	150,000		425,900
Due to related party	-	-		20,183

	-	150,000		463,883

Cash Flows From Investing Activities			-	-

Net (Decrease) Increase In Cash For The Period	(15,283)	(42,938)		3,223
Cash, Beginning Of Period	18,506	47,340		-
Cash, End Of Period	$3,223	$4,402		$3,223

See the accompanying notes to the consolidated financial statements

CLEAN POWER CONCEPTS INC.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENT OF

SHAREHOLDERS’ (DEFICIENCY) EQUITY

PERIOD FROM INCEPTION, OCTOBER 17, 2005 TO DECEMBER 31, 2008

(Stated in U.S. Dollars)

COMMON STOCK

			Capital
	Common	Par	In Excess of	Deficit
	Shares	Value	Par Value	Accumulated	TOTAL

Issuance of common shares for cash at $0.001 - February 15, 2006	126,000,000	$126,000	$(123,750)	-	$2,250
Issuance of common shares for cash at $.05 - January 31, 2006	17,416,000	17,416	(1,866)		15,550
Capital contributions - expenses			9,000		9,000
Net operating loss for the year				(39,889)	(39,889)
Balance, June 30, 2006	143,416,000	$143,416	$(116,616)	$(39,889)	$(13,089)
Capital contributions - expenses			6,000		6,000
Returned to Treasury - April 23, 2007	(93,400,000)	(93,400)	93,400
Net operating loss for the year				(142,411)	(142,411)
Balance, June 30, 2007	50,016,000	$50,016	$(17,216)	$(182,300)	$(149,500)
Net loss for the period				(325,997)	(325,997)
Balance, June 30, 2008	50,016,000	$50,016	$(17,216)	$(508,297)	$(475,497)
Net loss for the period				(38,502)	(38,502)
Balance, December 31, 2008	50,016,000	$50,016	$(17,216)	(546,799)	(513,999)

See the accompanying notes to the consolidated financial statements

CLEAN POWER CONCEPTS INC.

(A Development Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

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

On December 31, 2008, the Company had a net operating loss carry forward of $546,799 for income tax purposes.  The tax benefit of approximately $164,000 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years. The carry forward losses will expire in 2029.

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

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

Off-Balance Sheet Arrangements

During 2008 and 2007, the Company did not use off-balance sheet arrangements.

Note 3	ACCOUNTS RECEIVABLE

As of December 31, 2008 company total advances totaled to $75.

Note 4	SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

The $20,183 due to a related party consists of cash advances made by a director of the Company.  This amount is unsecured, non-interest bearing and has no specific terms of repayment.  There are no outstanding shares issued to the related party.

Note 5	SHORT TERM ADVANCES AND DEMAND LOAN

The Company has received short term advances from third parties totaling $425,900.00 that are payable on demand, unsecured and bear interest at an annual rate of ten percent.  Interest accrued on these advances amount to $62,189 as of December 31, 2008. It is anticipated that these loans will be paid down through the proceeds from a private placement equity financing with accredited investors.

Note 6	CAPITAL STOCK

As of December 31, 2008, we had 50,016,000 shares of common stock issued and outstanding.  On March 7, 2007, our board of directors approved a 56 for one (1) forward stock split of our authorized, issued and outstanding shares of common stock. The forward stock split was effective with the Secretary of State of Nevada on March 21, 2007. As a result, our authorized capital increased from 200,000,000 shares of common stock to 11,200,000,000 shares of common stock. Our issued and outstanding share capital increased from 2,561,000 shares of common stock to 143,416,000 shares of common stock. On April 23, 2007, several of our insiders returned an aggregate of 93,400,000 shares of our common stock to our company for cancellation without consideration. The Statement of Stockholders Equity has been re-stated to show the effect of the forward stock split from inception.  The weighted average number of shares outstanding as at December 31, 2008 amounted to 50,016,000.

Note 7	GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At December 31, 2008, the Company had not yet achieved profitable operations, has accumulated losses of $546,799 since its inception, has a working capital deficiency of $513,999 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

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

Financial information contained in this quarterly report and in our unaudited consolidated interim financial statements is stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles. The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes that appear elsewhere in this annual report.

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

For the three and six month periods ended December 31, 2008 and December 31, 2007

Our interim consolidated financial statements report a net loss of $18,682 for the three month period ended December 31, 2008 as compared to a net loss of $131,677 for the three month period ended December 31, 2007. Net loss for the six months ended amounted to $38,502 compared to $276,310 for the six months ended December 31, 2007.  Our accumulated net losses for the period from October 17, 2005, our date of inception, to December 31, 2008 are $546,799.

As at December 31, 2008, we had a working capital deficit of $513,999. Our total liabilities as of December 31, 2008 were $517,297 as compared to total liabilities of $430,212 as at December 31, 2007. The change was due primarily to an increase in demand loans and associated interest payable from December 31, 2007 to December 31, 2008.

Cash Flow Used in Operating Activities

Operating activities used cash of $15,283 for the six month period ended December 31, 2008, compared to using $192,938 for the six month period ended September 30, 2007. The decrease in cash used during the six month period ended December 31, 2008 was commensurate with decreasing operating expenses.

Cash Flow Provided by Financing Activities

Financing activities provided cash of $NIL for the six month period ended December 31, 2008 compared to using $150,000 for the six month period ended December 31, 2007.

Liquidity and Capital Resources

We had cash of $3,223 and current liabilities of $517,297 as at December 31, 2008. We had a working capital deficit of $513,999 as of December 31, 2008.

To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We expect this situation to continue for the foreseeable future. We anticipate that we will have negative cash flows during the twelve month period ended December 31, 2009.

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

Product Research and Development

We do not anticipate that we will spend any significant monies on research and development over the twelve month period ending December 31, 2009.

Purchase of Significant Equipment

 We do not intend to purchase any significant equipment over the twelve month period ending December 31, 2009.

Off-Balance Sheet Arrangements

As of December 31, 2008, our Company had no off-balance sheet arrangements, including any outstanding derivative financial statements, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. Our Company does not engage in trading activities involving non-exchange traded contracts.

Employees

We currently have no employees, other than our director and chief financial officer, and we do not expect to hire any employees in the foreseeable future. We presently conduct our business through agreements with consultants and arms-length third parties.

Going Concern

Our interim consolidated financial statements have been prepared assuming we will continue as a going concern.  We have incurred a net loss for the period from October 17, 2005 (inception) to December 31, 2008 of $546,799. To date our Company is still in the development stage and has no sales. Our future is dependent upon the continued support of our lenders, our ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement of our common stock and the issuance of debt. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence.

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

d.

Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At December 31, 2008, our Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

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

As of December 31, 2008 we conducted an evaluation, under the supervision and with the participation of our president (also our principal executive officer) and chief financial officer (also our principal financial and accounting officer), of the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based upon this assessment, we determined that there are material weaknesses affecting our internal control over financial reporting.

The matters involving internal controls and procedures that our Company’s management consider to be  material weaknesses under COSO and SEC rules are: (1) lack of a functioning audit committee and lack of a majority of independent directors on our Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned potential material weaknesses were identified by our Company's Chief Financial Officer in connection with the preparation of our financial statements as of December 31, 2008 and communicated the matters to our management and board of directors.

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

We had a working capital deficiency of $513,999 as of December 31, 2008.  We do not have sufficient funds to independently finance the acquisition and development of prospective business opportunities in alternative industries.  We do not expect to generate any revenues for the foreseeable future.  Accordingly, we will require additional funds, either from equity or debt financing, to maintain our daily operations and to locate, acquire and develop a prospective property or consummate alternative business opportunities.  Obtaining additional financing is subject to a number of factors, including economic factors, investor sentiment and any business opportunities or prospective property interests that we may enter into in the future.  Financing, therefore, may not be available on acceptable terms, if at all.  The most likely source of future funds presently available to us is through the sale of equity capital.  Any sale of share capital, however, will result in dilution to existing shareholders.  If we are unable to raise additional funds when required, we may be forced to delay our plan of operation and our entire business may fail.

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

Risks Associated with Our Common Stock

Our common stock is illiquid and the price of our common stock may be negatively impacted by factors which are unrelated to our operations.

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

CLEAN POWER CONCEPTS INC.

By:	/s/Cory Turner

Cory Turner
President, Chief Executive Officer, and Director
(Principal Executive Officer)
Date: February 11, 2009

By:	/s/Ralph Proceviat

Ralph Proceviat
Chief Financial Officer
(Principal Financial Officer)
Date: February 11, 2009