Form 10-Q
period 2009-03-31
CLEAN POWER CONCEPTS INC.
filed 2009-05-13
CIK 1357594

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   50,016,000 common shares issued and outstanding as of May 11, 2009.

CLEAN POWER CONCEPTS, INC.

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION:

Item 1.	Consolidated Financial Statements	3

	Consolidated Balance Sheets – March 31, 2009 (unaudited) and June 30, 2008	4

	Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2009 and March 31, 2008 and for the Cumulative Period from October 17, 2005 (inception) to March 31, 2009	5

	Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2009 and March 31, 2008 and for the Cumulative Period from October 17, 2005 (inception) to March 31, 2009	6

	Consolidated Statement of Shareholders’ (Deficiency) Equity for the period from Inception, October 17, 2005 to March 31, 2009	7

	Notes to Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	16

PART II	OTHER INFORMATION:

Item 1.	Legal Proceedings	18

Item 1A	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Submission of Matters to a Vote of Securities Holders	20

Item 5.	Other Information	20

Item 6.	Exhibits	21

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

The results for the period ended March 31, 2009 are not necessarily indicative of the results of operations for the full year It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission for the period ended June 30, 2008.

CLEAN POWER CONCEPTS INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

As of March 31, 2009 and June 30, 2008

(Unaudited – see Note 1)

(Stated in U.S. Dollars)

	March 31	June 30
	2009	2008

ASSETS
Current
Cash	$2,684	$18,506
Prepaid expenses
Accounts receivable

Total Current Assets	$2,684	$18,506

LIABILITIES
Current
Accounts payable and accrued liabilities	$55,155	$7,201
Accounts payable – related party – Note 3	20,183	20,183
Demand loans – Notes 4	425,900	425,900
Interest payable – Note 4	72,691	40,719
Total Current Liabilities	$573,929	$494,003

SHAREHOLDERS’ (DEFICIENCY) EQUITY

Share Capital – Note 5
Authorized:
11,200,000,000 common shares with a par value of $0.001 per share

Issued:
50,016,000 common shares	50,016	50,016
Additional paid-in capital	(17,216)	(17,216)
Deficit accumulated during the development stage	(604,045)	(508,297)
Total Shareholders’ Equity	$(571,245)	$(475,479)

Total Liabilities and Shareholders’ Equity	$2,684	$18,506

See the accompanying notes to the consolidated financial statements

CLEAN POWER CONCEPTS INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Stated in U.S. Dollars)

					Cumulative
					From
	THREE MONTHS ENDED		NINE MONTHS ENDED		Inception
	March 31		March 31		October 17,
					2005 to
	2009	2008	2009	2008	March 31,
					2009

	$	$	$	$	$
Revenue	-	-	-	-	-

General and Administrative Expenses	46,744	15,288	63,776	276,554	531,354

Loss for the Period Before Other Expenses	$(46,744)	$(15,288)	$(63,776)	$(276,554)	$(531,354)
Interest Expense	(10,502)	(11,396)	(31,972)	(26,441)	(72,691)
Net Loss for the Period	$(57,246)	$(26,684)	$(95,748)	$(302,995)	$(604,045)
Basic and Diluted Loss per Share	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Weighted average number of Shares outstanding	50,016,000	50,016,000	50,016,000	50,016,000

See the accompanying notes to the consolidated financial statement

CLEAN POWER CONCEPTS INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ending March 31, 2009 and 2008

(Unaudited – see Note 1)

(Stated in U.S. Dollars)

				Cumulative
				Period from
				Inception
	For the Nine Months Ended			October 17, 2005 to
	March 31			March 31,
	2009	2008		2009

Cash Flows From Operating Activities
Net loss for the period	$(95,748)	$(302,995)		$(604,045)

Adjustments To Reconcile Net Loss To Net Cash
Provided (Used) By Operating Activities
Changes in prepaid expenses	-	8,075		-
Changes in advances	-	72,120		-
Changes in accounts payable and accrued liabilities	47,954	962		55,155
Changes in interest payable	31,972	26,441		72,691
Capital contributions – expenses	-	-		15,000
	(15,822)	(195,397)		(461,199)

Cash Flows From Financing Activities

Proceeds from issuance of capital stock	-	-		17,800
Demand loan	-	150,000		425,900
Due to related party	-	-		20,183

	-	150,000		463,883

Cash Flows From Investing Activities			-	-

Net (Decrease) Increase In Cash For The Period	(15,822)	(45,397)		2,684
Cash, Beginning Of Period	18,506	47,340		-
Cash, End Of Period	$2,684	$1,943		$2,684

See the accompanying notes to the consolidated financial statements

CLEAN POWER CONCEPTS INC.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF

SHAREHOLDERS’ (DEFICIENCY) EQUITY

PERIOD FROM INCEPTION, OCTOBER 17, 2005 TO March 31, 2009

(Stated in U.S. Dollars)

COMMON STOCK

			Capital
	Common	Par	In Excess of	Deficit
	Shares	Value	Par Value	Accumulated	TOTAL

Issuance of common shares for cash at $0.001 - February 15, 2006	126,000,000	$126,000	$(123,750)	-	$2,250
Issuance of common shares for cash at $.05 - January 31, 2006	17,416,000	17,416	(1,866)		15,550
Capital contributions - expenses			9,000		9,000
Net operating loss for the year				(39,889)	(39,889)
Balance, June 30, 2006	143,416,000	$143,416	$(116,616)	$(39,889)	$(13,089)
Capital contributions - expenses			6,000		6,000
Returned to Treasury -
April 23, 2007	(93,400,000)	(93,400)	93,400
Net operating loss for the year				(142,411)	(142,411)
Balance, June 30, 2007	50,016,000	$50,016	$(17,216)	$(182,300)	$(149,500)
Net loss for the period				(325,997)	(325,997)
Balance, June 30, 2008	50,016,000	$50,016	$(17,216)	$(508,297)	$(475,497)
Net loss for the period				(95,748)	(95,748)
Balance, March 31, 2009	50,016,000	$50,016	$(17,216)	$(604,045)	$(571,245)

See the accompanying notes to the consolidated financial statements

CLEAN POWER CONCEPTS INC.

(A Development Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009 AND 2008

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

On March 31, 2009, the Company had a net operating loss carry forward of $604,045 for income tax purposes.  The tax benefit of approximately $181,000 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years. The carry forward losses will expire in 2029.

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

During 2009 and 2008, the Company did not use off-balance sheet arrangements.

Note 3	SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

The $20,183 due to a related party consists of cash advances made by a director of the Company.  This amount is unsecured, non-interest bearing and has no specific terms of repayment.  There are no outstanding shares held by Cory Turner.

Note 4	SHORT TERM ADVANCES AND DEMAND LOAN

The Company has received short term advances from third parties totaling $425,900.00 that are payable on demand, unsecured and bear interest at an annual rate of ten percent.  Interest accrued on these advances amount to $72,691 as of March 31, 2009. It is anticipated that these loans will be paid down through the proceeds from a private placement equity financing with accredited investors.

Note 5	CAPITAL STOCK

As of March 31, 2009, we had 50,016,000 shares of common stock issued and outstanding.  On March 7, 2007, our board of directors approved a 56 for one (1) forward stock split of our authorized, issued and outstanding shares of common stock. The forward stock split was effective with the Secretary of State of Nevada on March 21, 2007. As a result, our authorized capital increased from 200,000,000 shares of common stock to 11,200,000,000 shares of common stock. Our issued and outstanding share capital increased from 2,561,000 shares of common stock to 143,416,000 shares of common stock. On April 23, 2007, several of our insiders returned an aggregate of 93,400,000 shares of our common stock to our company for cancellation without consideration. The Statement of Stockholders Equity has been re-stated to show the effect of the forward stock split from inception.  The weighted average number of shares outstanding as at March 31, 2009 amounted to 50,016,000.

Note 7	GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At March 31, 2009, the Company had not yet achieved profitable operations, has accumulated losses of $604,045 since its inception, has a working capital deficiency of $571,245 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

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

For the three and nine month periods ended March 31, 2009 and March 31, 2008

Our interim consolidated financial statements report a net loss of $57,246 for the three month period ended March 31, 2009 as compared to a net loss of $26,684 for the three month period ended March 31, 2009. Net loss for the six months ended March 31, 2009 amounted to $95,748 compared to $302,995 for the six months ended March 31, 2008. Our accumulated net losses for the period from October 17, 2005, our date of inception, to March 31, 2009 are $604,045.

As at March 31, 2009, we had a working capital deficit of $571,245. Our total liabilities as of March 31, 2009 were $537,929 as compared to total liabilities of $545,438 as at March 31, 2008. The change was due primarily to an increase in accounts payable and accrued liabilities, demand loans and associated interest payable from March 31, 2009 to March 31, 2008.

Cash Flow Used in Operating Activities

Operating activities used cash of $15,822 for the nine month period ended March 31, 2009, compared to using $195,397 for the nine month period ended March 31, 2008. The decrease in cash used during the nine month period ended March 31, 2009 was commensurate with decreasing operating expenses and increasing current liabilities, primarily accounts payable and accrued liabilities and interest payable.

Cash Flow Provided by Financing Activities

Financing activities provided cash of $NIL for the nine month period ended March 31, 2009 compared to $150,000 for the nine month period ended March 31, 2008.

Liquidity and Capital Resources

We had cash of $2,684 and current liabilities of $573,929 as at March 31, 2009. We had a working capital deficit of $571,245 as of March 31, 2009.

To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We expect this situation to continue for the foreseeable future. We anticipate that we will have negative cash flows during the twelve month period ended March 31, 2010.

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

Product Research and Development

We do not anticipate that we will spend any significant monies on research and development over the twelve month period ending March 31, 2010.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve month period ending March 31, 2010.

Off-Balance Sheet Arrangements

As of March 31, 2009, our Company had no off-balance sheet arrangements, including any outstanding derivative financial statements, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. Our Company does not engage in trading activities involving non-exchange traded contracts.

Employees

We currently have no employees, other than our director and chief financial officer, and we do not expect to hire any employees in the foreseeable future. We presently conduct our business through agreements with consultants and arms-length third parties.

Going Concern

Our interim consolidated financial statements have been prepared assuming we will continue as a going concern.  We have incurred a net loss for the period from October 17, 2005 (inception) to March 31, 2009 of $604,045. To date our Company is still in the development stage and has no sales. Our future is dependent upon the continued support of our lenders, our ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement of our common stock and the issuance of debt. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence.

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

d.

Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At March 31, 2009, our Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2009. Based on this evaluation, our management has concluded that our disclosure controls and procedures adequately ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. The evaluation did not identify any change in our internal control over financial reporting that occurred during the quarter ended March 31,2009 that has materially affected or is reasonably likely to materially affect our internal control over such reporting.

The term "internal control over financial reporting" is defined as a process designed by, or under the supervision of, the registrant's principal executive officer, or persons performing similar functions, and effected by the registrant's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;
(2)

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

(3)

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, or use or disposition of the registrant's assets that could have a material effect on the financial statements.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision of our Chief Executive Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2009 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of March 31, 2009, the Company determined that there were control deficiencies that constituted material weaknesses, as described below:

(1)

Certain entity level controls establishing a “tone at the top” were considered material weaknesses. The Company has no audit committee and there is an inadequate amount of review by management of the financial statement reporting process. There is no policy on fraud and no code of ethics at this time, though the Company plans to implement such policies in fiscal 2009. A whistleblower policy is not necessary given the small size of the organization

Management is currently evaluating remediation plans for the above control deficiency.

Accordingly, the Company concluded that this control deficiency resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2009 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Controls

During the period ended March 31, 2009 there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We had a working capital deficiency of $571,245 as of March 31, 2009.  We do not have sufficient funds to independently finance the acquisition and development of prospective business opportunities in alternative industries.  We do not expect to generate any revenues for the foreseeable future.  Accordingly, we will require additional funds, either from equity or debt financing, to maintain our daily operations and to locate, acquire and develop a prospective property or consummate alternative business opportunities.  Obtaining additional financing is subject to a number of factors, including economic factors, investor sentiment and any business opportunities or prospective property interests that we may enter into in the future.  Financing, therefore, may not be available on acceptable terms, if at all.  The most likely source of future funds presently available to us is through the sale of equity capital.  Any sale of share capital, however, will result in dilution to existing shareholders.  If we are unable to raise additional funds when required, we may be forced to delay our plan of operation and our entire business may fail.

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
Date: May 12, 2009

By:	/s/ Ralph Proceviat

Ralph Proceviat
Chief Financial Officer
(Principal Financial Officer)
Date: May 12, 2009