Form 10-K
period 2009-06-30
CLEAN POWER CONCEPTS INC.
filed 2009-09-30
CIK 1357594

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑       No ☐

Aggregate market value of the voting and non-voting common equity held by non-affiliates was $5,001,600, based on the bid price of $0.10 at August 28, 2009.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   50,016,000 common shares issued and outstanding as of August 28, 2009.

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

We had a working capital deficiency of $608,975 as of June 30, 2009.  We do not have sufficient funds to independently finance the acquisition and development of prospective business opportunities in alternative industries.  We do not expect to generate any revenues for the foreseeable future.  Accordingly, we will require additional funds, either from equity or debt financing, to maintain our daily operations and to locate, acquire and develop a prospective property or consummate alternative business opportunities.  Obtaining additional financing is subject to a number of factors, including economic factors, investor sentiment and any business opportunities or prospective property interests that we may enter into in the future.  Financing, therefore, may not be available on acceptable terms, if at all.  The most likely source of future funds presently available to us is through the sale of equity capital.  Any sale of share capital, however, will result in dilution to existing shareholders.  If we are unable to raise additional funds when required, we may be forced to delay our plan of operation and our entire business may fail.

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

Effective March 21, 2007, we changed our name from “Loma Verde Inc.” to “Clean Power Concepts Inc.” to better reflect the direction and business of our company and we affected a fifty-six (56) for one (1) forward stock split of our authorized, issued and outstanding common stock.  Our common shares are quoted on the OTC Bulletin Board under the symbol “CPOW”.  The following table indicates the monthly high and low bid prices of our common shares during the period April 2007 to August 31, 2009.

	HIGH ($)	LOW($)
August 2009	0.10	0.10
July 2009	0.10	0.10
June 2009	0.10	0.10
May 2009	0.10	0.10
April 2009	0.10	0.10
March 2009	0.20	0.10
February 2009	0.20	0.10
January 2009	0.20	0.10
December 2008	0.20	0.10
November 2008	0.20	0.20
October 2008	0.39	0.16
September 2008	0.65	0.18
August 2008	0.40	0.22
July 2008	0.40	0.22
June 2008	0.35	0.22
May 2008	0.35	0.25
April 2008	0.25	0.25
March 2008	0.25	0.25
February 2008	0.25	0.25
January 2008	0.25	0.25
December 2007	0.38	0.25
November 2007	2.10	0.36
October 2007	2.10	1.01
September 2007	1.66	1.22
August 2007	1.22	1.22
July 2007	1.90	1.30
June 2007	1.70	1.60
May 2007	4.00	1.65
April 2007	1.85	1.45

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

On June 30, 2009 the shareholder’s list of our shares of common stock showed 35 registered shareholders (including CEDE & Co.) and 50,016,000 shares of our common stock outstanding.

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

OVERVIEW AND PLAN OF OPERATION

The following discussion and analysis explains trends in our financial condition and results of operations for the two fiscal years ended June 30, 2009 and June 30, 2008.  This discussion and analysis of the results of operations and financial condition should be read in conjunction with our audited financial statements and the related notes, as well as statements made elsewhere in this Form 10-K.

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

OPERATING AND FINANCIAL REVIEW AND PROSPECTS

The following discussion and analysis explains trends in our financial condition and results of operations for the two fiscal years ended June 30, 2009 and 2008.  This discussion and analysis of the results of operations and financial condition should be read in conjunction with our audited financial statements and the related notes, as well as statements made elsewhere in this Form 10-K.

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

d.

Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At June 30, 2009, our Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

Going Concern and continuing operations

Our consolidated financial statements have been prepared assuming we will continue as a going concern.  We have incurred a net loss for the period from October 17, 2005 (inception) to June 30, 2009 of $641,775. To date the Company is still in the development stage and has no sales. Our future is dependent upon the continued support of our lenders, our ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement of our common stock and the issuance of debt. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence.

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

LIQUIDITY AND CAPITAL RESOURCES

Results of Operations for the Year Ended June 30, 2009

As the company is a development stage company, revenues for the years ended June 30, 2009 and June 30, 20087 were $Nil. Expenses for the year ended June 30, 2009 were $133,478 compared to $325,997 for the year ended June 30, 2008, a decrease of $192,519 over the preceding year, due primarily from $130,041 in decreased consulting fees incurred, $14,834 in website development costs and $14,090 in investor relations.  The $133,478 in expenses includes (1) $70,554 in consulting and management fees, (2) $5,485 in accounting and audit, (3) $42,590 in interest expense, (4) $1,737 in legal and capital restructuring fees, (5) $270 for web site development and maintenance fees, (6) $9,116 in regulatory and transfer agent fees, (7) $600 in trade show, travel and promotional expenses and (7) the remaining $3,126 in general operating fees including bank charges, office and sundry, rent, telephone and communications.

The net loss for the year ended June 30, 2009 was $133,478 compared to $325,997 for the year ended June 30, 2008.

As at June 30, 2009, the Company had cash of $2,227 and liabilities of $612,015.  The liabilities of $612,015 include demand loans from third parties to cover start up and initial operating expenses. The company plans to raise funds through private placements with accredited investors to pay out the demand loans and provide working capital to support operating expenses and fund the development of strategic partnerships, supplier relationships and potential acquisitions.

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

Audited Consolidated Financial Statements for the year ending June 30, 2009

Consolidated Balance Sheets

Consolidated Statements of Loss

Consolidated Statements of Cash Flows

Consolidated Statement of Shareholders’ Equity

Notes to Consolidated Financial Statements

CLEAN POWER CONCEPTS INC. AND SUBSIDIARY

(A Development Stage Company)

JUNE 30, 2009 and 2008

MADSEN & ASSOCIATES, CPA’s INC.	684 East Vine Street, #3
Certified Public Accountants and Business Consultants	Salt Lake City, Utah, 84107
Telephone 801-268-2632 Fax 801-262-3978

Board of Directors

Clean Power Concepts, Inc. and Subsidiary

Vancouver B. C. Canada

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Clean Power Concepts, Inc. and Subsidiary (development stage company) at June 30, 2009, and 2008, and the consolidated statement of operations, stockholders' equity, and cash flows for the years ended June 30, 2009 and June 30, 2008 and the period October 17, 2005 (date of inception) to June 30, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Clean Power Concepts, Inc. and Subsidiary at June 30, 2009 and the results of operations, and cash flows for the years ended June 30, 2009 and 2008 and period October 17, 2005 (date of inception) to June 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Madsen & Associates, CPA’s Inc.

Salt Lake City, Utah, 84107

September 18, 2009

CLEAN POWER CONCEPTS INC. AND SUBSIDIARY

 (A Development Stage Company)

 CONSOLIDATED BALANCE SHEETS

	JUNE 30
	2009	2008

ASSETS
Current
Cash	$2,227	$18,506
Prepaid expenses	813	-

	$3,040	$18,506

LIABILITIES
Current
Accounts payable and accrued liabilities – Note 3	$82,623	$7,201
Accounts payable – related party – Note 3	20,183	20,183
Demand loans – Note 4	425,900	425,900
Interest payable – Note 4	83,309	40,719
	$612,015	$494,003

SHAREHOLDERS’ (DEFICIENCY) EQUITY

Share Capital – Note 5
Authorized:
11,200,000,000 common shares with a par value of $0.001 per share

Issued:
50,016,000 common shares	50,016	50,016
Additional paid-in capital	(17,216)	(17,216)
Deficit accumulated during the development stage	(641,775)	(508,297)
	$(608,975)	$(475,497)

	$3,040	$18,506

See the accompanying notes to the consolidated financial statements

CLEAN POWER CONCEPTS INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

			Cumulative
			Period from
			Inception
			October 17,
	YEARS ENDED		2005
	JUNE 30		to
	2009	2008	June 30, 2009

Revenue	$-	$-	$-

General and Administrative Expenses	90,888	289,770	558,466
	(90,888)	(289,770)	(558,466)
Other Expenses
Interest Expense	(42,590)	(36,227)	(83,309)

Net loss for the year	$(133,478)	$(325,997)	$(641,775)

Basic And Diluted Loss Per Share	$(0.00)	$(0.01)

Weighted Average Number Of Shares Outstanding (Note 5)	50,016,000	50,016,000

See the accompanying notes to the consolidated financial statement

CLEAN POWER CONCEPTS INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			Cumulative
			Period from
			Inception
	YEARS ENDED		October 17, 2005 to
	JUNE 30		June 30, 2009
	2009	2008

Cash Flows From Operating Activities
Net loss for the period	$(133,478)	$(325,997)	$(641,775)

Adjustments To Reconcile Net Loss To Net Cash
Provided (Used) By Operating Activities
Changes in prepaid expenses	(813)	8,075	(813)
Changes in advances	-	72,120	-
Changes in accounts payable and accrued liabilities	75,422	(6,759)	82,623
Changes in interest payable	42,590	36,227	83,309
Capital contributions - expenses	-	-	15,000
	(16,279)	(216,334)	(461,656)

Cash Flows From Financing Activities

Proceeds from issuance of Capital Stock	-	-	17,800
Demand loan	-	187,500	425,900
Due to related party	-	-	20,183

	-	187,500	463,883

Cash Flows From Investing Activities	-		-

Net (Decrease) Increase In Cash For The Period	(16,279)	(28,834)	2,227
Cash, Beginning Of Period	18,506	47,340	-
Cash, End Of Period	$2,227	$18,506	$2,227

See the accompanying notes to the consolidated financial statements

CLEAN POWER CONCEPTS INC. AND SUBSIDIARY

(A Development Stage Company

CONSOLIDATED STATEMENT OF

SHAREHOLDERS’ (DEFICIENCY) EQUITY

PERIOD FROM INCEPTION, OCTOBER 17, 2005 TO JUNE 30, 2009

COMMON STOCK

			Capital
	Common	Par	In Excess of	Deficit
	Shares	Value	Par Value	Accumulated	TOTAL

Issuance of common shares for cash at $0.001 - February 15, 2006	126,000,000	$126,000	$(123,750)	-	$2,250
Issuance of common shares for cash at $.05 - January 31, 2006	17,416,000	17,416	(1,866)		15,550
Capital contributions - expenses			9,000		9,000
Net operating loss for the year				(39,889)	(39,889)
Balance, June 30, 2006	143,416,000	$143,416	$(116,616)	$(39,889)	$(13,089)
Capital contributions - expenses			6,000		6,000
Returned to Treasury - April 23, 2007	(93,400,000)	(93,400)	93,400
Net operating loss for the year				(142,411)	(142,411)
Balance, June 30, 2007	50,016,000	$50,016	$(17,216)	$(182,300)	$(149,500)
Net operating loss for the year				(325,997)	$(325,997)
Balance, June 30, 2008	50,016,000	$50,016	$(17,216)	$(508,297)	$(475,497)
Net operating loss for the year				(133,478)	$(133,478)
Balance, June 30, 2009	50,016,000	$50,016	$(17,216)	$(641,775)	$(608,975)

See the accompanying notes to the consolidated financial statements

CLEAN POWER CONCEPTS INC. AND SUBSIDIARY

(A Development Stage Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009 AND 2008

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

On June 30, 2009, the Company had a net operating loss carry forward of $641,775 for income tax purposes.  The tax benefit of approximately $192,000 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years. The carry forward losses will expire in 2029.

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

Off-Balance Sheet Arrangements

During 2009 and 2008, the Company did not use off-balance sheet arrangements.

Note 3	SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Of the $82,623 in accounts payable and accrued liabilities $56,100 is related to amounts owing to its officers and directors for the past consulting services performed.

The $20,183 due to a related party consists of cash advances made by a director of the Company.  This amount is unsecured, non-interest bearing and has no specific terms of repayment.

As indicated in Note 7 Subsequent Events, the Company received $34,600 on August 18, 2009 and is obligated to issue 494,286 shares from treasury to a director of the Company

Note 4	SHORT TERM ADVANCES AND DEMAND LOAN

The Company has received short term advances from third parties totaling $425,900 that are payable on demand, unsecured and bear interest at an annual rate of ten percent.  Interest accrued on these advances amount to $83,309 as at June 30, 2009. It is anticipated that these loans will be paid down through the proceeds from a private placement equity financing with accredited investors.

Note 5	CAPITAL STOCK

As of June 30, 2009, we had 50,016,000 shares of common stock issued and outstanding.  On March 7, 2007, our board of directors approved a 56 for one (1) forward stock split of our authorized, issued and outstanding shares of common stock. The forward stock split was effective with the Secretary of State of Nevada on March 21, 2007. As a result, our authorized capital increased from 200,000,000 shares of common stock to 11,200,000,000 shares of common stock. Our issued and outstanding share capital increased from 2,561,000 shares of common stock to 143,416,000 shares of common stock. On April 23, 2007, several of our insiders returned an aggregate of 93,400,000 shares of our common stock to our company for cancellation without consideration. The Statement of Stockholders Equity has been re-stated to show the effect of the forward stock split.  The weighted average number of shares outstanding as at June 30, 2009 amounted to 50,016,000.

Note 6	GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At June 30, 2009, the Company had not yet achieved profitable operations, has accumulated losses of $641,775 since its inception, has a working capital deficiency of $608,975 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

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

Note 7	SUBSEQUENT EVENTS

On August 18, 2009, the Company received $34,600 pursuant to a private placement subscription agreement with an officer and director. The Company has an obligation to issue 494,286 shares of restricted common stock to an officer and director, a non –U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933

ITEM 9.	CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

During the period ended June 30, 2009 to the best of the Company’s knowledge, there have been no disagreements with Madsen & Associates, CPA's Inc. on any matters of accounting principles or practices, financial statement disclosure, or audit scope procedures, which disagreement if not resolved to the satisfaction of Madsen & Associates, CPA's Inc. would have caused them to make a reference in connection with its report on the financial statements as at June 30, 2009.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation

Our management, with the participation of our Chief Executive Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2009. Based on this evaluation, our management has concluded that our disclosure controls and procedures adequately ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. The evaluation did not identify any change in our internal control over financial reporting that occurred during the quarter ended June 30, 2009 that has materially affected or is reasonably likely to materially affect our internal control over such reporting.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision of our Chief Executive Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2009 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of June 30, 2009, the Company determined that there were control deficiencies that constituted material weaknesses, as described below:

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

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2009 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Controls

During the period ended June 30, 2009 there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Remediation Initiatives

Although our Company is unable to meet the standards under COSO because of the limited funds available to a company of our size and stage of development, we are committed to improving our financial organization. As funds become available, we will undertake to: (1) create a position to  segregate duties consistent with control objectives, (2) increase our personnel resources and technical accounting expertise within the accounting function (3) appoint one or more outside directors to our board of directors who shall be appointed to the audit committee of our Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and (4) prepare and implement sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

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

The following table sets forth as at June 30, 2009, the name and position of each Reporting Person that filed any reports required pursuant to Section 16 (a) during the most recent fiscal year.

Name	Position	Form	Date Report Filed

Cory Turner	Chief Executive Officer, President and Director	3	March 20, 2007
Ralph Proceviat	Chief Financial Officer	3	Not Filed

ITEM 11.	EXECUTIVE COMPENSATION

Cash Compensation

There was no cash compensation paid to any director for their services as directors during the year ended June 30, 2009.   Consulting fees in the amount of $30,000 to Cory Turner and $24,000 to Ralph Proceviat were accrued during the fiscal year. Subsequent to June 30, 2009, expense reimbursement in the amount of $2,100 was paid to Cory Turner.

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

The following table sets forth, as at August 28, 2009, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The shareholder listed below has direct ownership of his/her shares and possesses sole voting and dispositive power with respect to the shares.

Name and Address of Beneficial Owner	Position Held With The Company	Amount and Nature of Beneficial Owner(1)	Percentage of Class(2)
Cory Turner(3) 1106 – 12th Avenue N Regina, Saskatchewan, Canada S4R 7W7	Chief Executive Officer, President and Director	Nil	0%
Ralph Proceviat #1404 510 W. Hastings Street Vancouver, British Columbia Canada V6B 1L8	Chief Financial Officer	Nil	0%

(1)   Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of August 28, 2009 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2)   Percentage based on 50,016,000 shares of common stock outstanding on August 28, 2009, including shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of September 22, 2008 which are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

3)   Pursuant to an August 18, 2009 private placement subscription agreement entered into with the Chief Executive Officer, there is an obligation to issue 494,286 shares of restricted common stock. These shares are in the process of being issued. As of June 30, 2009 the President owns no shares of the Company.

Future Sales by Existing Shareholders

As of August 28, 2009 there are a total of 50,016,000 shares of our common stock issued and outstanding. Of these shares, 20,000,000 are ‘restricted shares’ as defined in Rule 144 of the Securities Act of 1933. Under Rule 144 restricted shares can be publicly sold, subject to volume restrictions and restrictions on the manner of sale, commencing one year after their acquisition.

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

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years ended June 30 for professional services rendered by the principal accountant for the audit of the registrant’s annual financial statements and review of financial statements included in the registrant’s Form 10-QSB filings amounted to $5,485 in 2009 and $4,915 in 2008.

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years ended June 30, 2009 and 2008 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of Clean Power Concepts, Inc. financial statements and are not reported under Item 9 (e)(1) of Schedule 14A were  $NIL.

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
Date: September 28, 2009

By:	/s/ Ralph Proceviat

Ralph Proceviat
Chief Financial Officer
(Principal Financial Officer)
Date: September 28, 2009