Form 10-Q
period 2009-09-30
CLEAN POWER CONCEPTS INC.
filed 2009-11-16
CIK 1357594

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

[   ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number  333-133710

CLEAN POWER CONCEPTS, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0490694
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1207 Halifax Street, Regina, SK, S4R 1T7
(Address of principal executive offices)

306-530-0418
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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   50,016,000 common shares issued and outstanding as of November 09, 2009.

CLEAN POWER CONCEPTS, INC.

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION:

Item 1.	Consolidated Financial Statements	3

	Consolidated Balance Sheets – September 30, 2009 (unaudited) and June 30, 2009	4

	Consolidated Statements of Operations (unaudited) for the three months ended September 30, 2009 and September 30, 2008 and for the Cumulative Period from October 17, 2005 (inception) to September 30, 2009	5

	Consolidated Statements of Cash Flows (unaudited) for the three months ended September 30, 2009 and September 30, 2008 and for the Cumulative Period from October 17, 2005 (inception) to September 30, 2009	6

	Notes to Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures	15

PART II	OTHER INFORMATION:

Item 1.	Legal Proceedings	16

Item 1A	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Submission of Matters to a Vote of Securities Holders	19

Item 5.	Other Information	19

Item 6.	Exhibits	20

Signatures

PART I – FINANCIAL INFORMATION

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

The results for the period ended September 30, 2009 are not necessarily indicative of the results of operations for the full year. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission for the period ended June 30, 2009.

CLEAN POWER CONCEPTS INC. AND SUBSIDIARY

 (A Development Stage Company)

  INTERIM CONSOLIDATED BALANCE SHEETS

As of September 30, 2009 and June 30, 2009

(Unaudited – see Note 1)

	September 30 2009	June 30 2009

ASSETS
Current
Cash	$7,203	$2,227
Prepaid expenses	883	813
Accounts receivable	-	-

	$8,086	$3,040

LIABILITIES
Current
Accounts payable and accrued liabilities -Note 3	$68,353	$82,623
Accounts payable – related party – Note 3	20,183	20,183
Demand loans – Notes 4	425,900	425,900
Interest payable – Note 4	94,044	83,309
	$608,480	$612,015

SHAREHOLDERS’ (DEFICIENCY) EQUITY

Share Capital – Note 5
Authorized:
1,000,000,000 common shares with a par value of $0.001 per share

Issued:
50,016,000 common shares	50,016	50,016
Stock subscription received	34,600	-
Additional paid-in capital	(17,216)	(17,216)
Deficit accumulated during the development stage	(667,794)	(641,775)
	$(600,394)	$(608,975)

	$8,086	$3,040

See the accompanying notes to the consolidated financial statements

CLEAN POWER CONCEPTS INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

			Cumulative
			Period from
			Inception
	For the three months ended		October 17, 2005
	SEPTEMBER 30		to
	2009	2008	September 30, 2009

Revenue	$-	$-	$-

General and Administrative Expenses	(15,284)	(9,086)	(573,750)
	(15,284)	(9,086)	(573,750)
Other Expenses
Interest Expense	(10,735)	(10,735)	(94,044)

Net loss for the year	$(26,019)	(19,821)	$(667,794)

Basic And Diluted Loss Per Share	$(0.00)	$(0.00)

Weighted Average Number Of Shares Outstanding (Note 5)	50,016,000	50,016,000

See the accompanying notes to the consolidated financial statement

CLEAN POWER CONCEPTS INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ending September 30, 2009 and 2008

(Unaudited – see Note 1)

	For the Three Months Ended September 30		Cumulative Period from Inception October 17, 2005 to September 30,
	2009	2008	2009

Cash Flows From Operating Activities
Net loss for the period	$(26,019)	$(19,821)	$(667,794)

Adjustments To Reconcile Net Loss To Net Cash
Provided (Used) By Operating Activities
Changes in prepaid expenses	(70)	-	(882)
Changes in advances	-	-	-
Changes in accounts payable and accrued liabilities	(14,270)	(2,627)	68,352
Changes in interest payable	10,735	10,735	94,044
Capital contributions – expenses	-	-	15,000
	(29,624)	(11,713)	(491,280)

Cash Flows From Financing Activities

Stock Subscription Received –Note 3	34,600		34,600
Proceeds from issuance of common Stock		-	17,800
Demand loan		-	425,900
Due to related party		-	20,183

	34,600	-	498,483

Cash Flows From Investing Activities	-	-	-

Net (Decrease) Increase In Cash For The Period	4,976	(11,713)	7,203
Cash, Beginning Of Period	2,227	18,506	-
Cash, End Of Period	$7,203	$6,793	$7,203

See the accompanying notes to the consolidated financial statements

CLEAN POWER CONCEPTS INC. AND SUBSIDIARY

(A Development Stage Company

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009 AND 2008

(Unaudited)

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

On September 30, 2009, the Company had a net operating loss carry forward of $667,794 for income tax purposes.  The tax benefit of approximately $200,000 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years. The carry forward losses will expire in 2030.

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

Of the $68,353 in accounts payable and accrued liabilities $67,500 is related to amounts owing to its officers and directors for the past consulting services performed.

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

As of November 12, 2009 Company’s Directors and Officers do not hold shares in the Company.

Note 4	SHORT TERM ADVANCES AND DEMAND LOAN

The Company has received short term advances from third parties totaling $425,900.00 that are payable on demand, unsecured and bear interest at an annual rate of ten percent.  Interest accrued on these advances amount to $94,044 as of September 30, 2009. It is anticipated that these loans will be paid down through the proceeds from a private placement equity financing with accredited investors.

Note 5	CAPITAL STOCK

As of September 30, 2009, we had 50,016,000 shares of common stock issued and outstanding.  On March 7, 2007, our board of directors approved a 56 for one (1) forward stock split of our authorized, issued and outstanding shares of common stock. The forward stock split was effective with the Secretary of State of Nevada on March 21, 2007. As a result, our authorized capital increased from 200,000,000 shares of common stock to 11,200,000,000 shares of common stock. Our issued and outstanding share capital increased from 2,561,000 shares of common stock to 143,416,000 shares of common stock. On April 23, 2007, several of our insiders returned an aggregate of 93,400,000 shares of our common stock to our company for cancellation without consideration. The Statement of Stockholders Equity has been re-stated to show the effect of the forward stock split from inception.  The weighted average number of shares outstanding as at September 30, 2009 amounted to 50,016,000.

Note 6	GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At September 30, 2009, the Company had not yet achieved profitable operations, has accumulated losses of $667,794 since its inception, has a working capital deficiency of $600,394 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

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

Due to time constraints associated with other business interests, Mr. Ralph Proceviat resigned as Chief Financial Officer on October 22, 2009.  Cory Turner has assumed the position of interim Chief Financial Officer.

Effective October 29, 2009, the Company filed a Certificate of Amendment to Articles of Incorporation decreasing its authorized number of common stock from 11,200,000,000 shares of common stock with a par value of $0.001 per share to 1,000,000,000 shares of common stock with a par value of $0.001 per share

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

For the three month periods ended September 30, 2009 and September 30, 2008

Our interim consolidated financial statements report a net loss of $26,019 for the three month period ended September 30, 2009 as compared to a net loss of $19,821 for the three month period ended September 30, 2009. Our accumulated net losses for the period from October 17, 2005, our date of inception, to September 30, 2009 are $667,794.

As at September 30, 2009, we had a working capital deficit of $600,394. Our total liabilities as of September 30, 2009 were $608,480 as compared to total liabilities of $502,111 as at September 30, 2008. The change was due primarily to an increase in accounts payable and accrued liabilities, and interest payable on the demand loans from September 30, 2009 to September 30, 2008.

Cash Flow Used in Operating Activities

Operating activities used cash of $29,624 for the three month period ended September 30, 2009, compared to using $11,713 for the three month period ended September 30, 2008. The increase in cash used during the three month period ended September 30, 2009 was commensurate with increasing operating expenses and increasing current liabilities, primarily accounts payable and accrued liabilities and interest payable.

Cash Flow Provided by Financing Activities

Financing activities provided cash of $34,600 for the three month period ended September 30, 2009 compared to $NIL for the three month period ended September 30, 2008.

Liquidity and Capital Resources

We had cash of $7,203 and current liabilities of $608,480 as at September 30, 2009. We had a working capital deficit of $600,394 as of September 30, 2009.

To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We expect this situation to continue for the foreseeable future. We anticipate that we will have negative cash flows during the twelve month period ended September 30, 2010.

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

Product Research and Development

We do not anticipate that we will spend any significant monies on research and development over the twelve month period ending September 30, 2010.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve month period ending September 30, 2010.

Off-Balance Sheet Arrangements

As of September 30, 2009, our Company had no off-balance sheet arrangements, including any outstanding derivative financial statements, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. Our Company does not engage in trading activities involving non-exchange traded contracts.

Employees

We currently have no employees, other than our director and chief financial officer, and we do not expect to hire any employees in the foreseeable future. We presently conduct our business through agreements with consultants and arms-length third parties.

Going Concern

Our interim consolidated financial statements have been prepared assuming we will continue as a going concern.  We have incurred a net loss for the period from October 17, 2005 (inception) to September 30, 2009 of $667,794. To date our Company is still in the development stage and has no sales. Our future is dependent upon the continued support of our lenders, our ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement of our common stock and the issuance of debt. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence.

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

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the year ended June 30, 2009, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.

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

d.

Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At September 30, 2009, our Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009. Based on this evaluation, our management has concluded that our disclosure controls and procedures adequately ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. The evaluation did not identify any change in our internal control over financial reporting that occurred during the quarter ended September 30,2009 that has materially affected or is reasonably likely to materially affect our internal control over such reporting.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision of our Chief Executive Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2009 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of September 30, 2009, the Company determined that there were control deficiencies that constituted material weaknesses, as described below:

(1)

Certain entity level controls establishing a “tone at the top” were considered material weaknesses. The Company has no audit committee and there is an inadequate amount of review by management of the financial statement reporting process. There is no policy on fraud and no code of ethics at this time, though the Company plans to implement such policies in fiscal 2010. A whistleblower policy is not necessary given the small size of the organization

Management is currently evaluating remediation plans for the above control deficiency.

Accordingly, the Company concluded that this control deficiency resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2009 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Controls

During the period ended September 30, 2009 there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

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

We had a working capital deficiency of $600,394 as of September 30, 2009.  We do not have sufficient funds to independently finance the acquisition and development of prospective business opportunities in alternative industries.  We do not expect to generate any revenues for the foreseeable future.  Accordingly, we will require additional funds, either from equity or debt financing, to maintain our daily operations and to locate, acquire and develop a prospective property or consummate alternative business opportunities.  Obtaining additional financing is subject to a number of factors, including economic factors, investor sentiment and any business opportunities or prospective property interests that we may enter into in the future.  Financing, therefore, may not be available on acceptable terms, if at all.  The most likely source of future funds presently available to us is through the sale of equity capital.  Any sale of share capital, however, will result in dilution to existing shareholders.  If we are unable to raise additional funds when required, we may be forced to delay our plan of operation and our entire business may fail.

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
Chief Executive Officer and
(Chief Financial Officer
Date: November 16, 2009