Form 10-Q
period 2009-12-31
CLEAN POWER CONCEPTS INC.
filed 2010-02-19
CIK 1357594

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarter Ended December 31, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM _______________________ TO _______________________

Commission File # 000-52035

CLEAN POWER CONCEPTS INC.
 (Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

98-0490694
 (IRS Employer Identification Number)

1620 McAra Street
Regina, Saskatchewan, Canada           S4N 6H6
(Address of principal executive offices)    (Zip Code)

(306) 546-8327
 (Registrant’s telephone no., including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated file, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.   Yes ☒   No ☐

The issuer had 50,016,000 shares of common stock issued and outstanding as of February 19, 2010.

CLEAN POWER CONCEPTS INC. AND SUBSIDIARY
(A Development Stage Company)

Page
PART I. Financial Information	1

Item 1. Financial Statements.	1

Consolidated Balance Sheets at December 31, 2009 (unaudited) and June 30, 2009 (audited)	1

Unaudited Consolidated Statements of Operations for the three and six month periods ended December 31, 2009 and December 31, 2008 and the Development Stage Period of October 17, 2005 (inception) through December 31, 2009	2

Unaudited Consolidated Statements of Cash Flows for the six month periods ended December 31, 2009 and December 31, 2008 and the Development Stage Period of October 17, 2005 (inception) through December 31, 2009	3

Notes to Consolidated Unaudited Financial Statements	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures about Market Risk	12

Item 4. Controls and Procedures	12

PART II. Other Information	15

Item 1. Legal Proceedings	15

Item 1a. Risk Factors	15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3. Defaults Upon Senior Securities	19

Item 4. Submission of Matters to a Vote of Security Holders	19

Item 5. Other Information	19

Item 6. Exhibits	19

Signatures	20

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS (unaudited)

QII-10
Period Ended December 31, 2009

CLEAN POWER CONCEPTS INC. AND SUBSIDIARY
(A Development Stage Company)

Consolidated Balance Sheets

	December 31, 2009 (unaudited)	June 30, 2009 (See Note 1)
ASSETS

CURRENT ASSETS
Cash	$1,259	$2,227
Prepaid expenses	813	813
Total current assets	2,072	3,040
Total assets	$2,072	$3,040

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities (Note 6)	$79,312	$82,623
Advances from related party (Note 6)	54,783	20,183
Loans payable (Note 4)	425,900	425,900
Interest payable (Note 4)	104,604	83,309
Total current liabilities	664,599	612,015
Total liabilities	664,599	612,015

STOCKHOLDERS’ EQUITY (DEFICIT)

Stockholders’ Equity (Deficit) (Note 5):
Common shares, 1,000,000,000 shares with par value $0.001 authorized, 50,016,000 shares issued and outstanding	$50,016	$50,016
Paid-in Capital	(17,216)	(17,216)
Accumulated deficit in the development stage	(695,327)	(641,775)
Total stockholders’ equity (deficit)	(662,527)	(608,975)

Total liabilities and stockholders’ equity (deficit)	$2,072	$3,040

The accompanying notes to financial statements are an integral part of these financial statements

CLEAN POWER CONCEPTS INC. AND SUBSIDIARY
(A Development Stage Company)

Consolidated Statements of Operations
(Unaudited)

	Three months ended December 31, 2009		Three months ended December 31, 2008		Six months ended December 31, 2009		Six months ended December 31, 2008		October 17, 2005(inception) through December 31, 2009
EXPENSES:
General and administrative expenses		16,692		7,947		31,976		17,032	590,442
Total expenses		16,692		7,947		31,976		17,032	590,442
Net (loss) from Operations		$(16,692)		$(7,947)		$(31,976)		$(17,032)	$(590,442)

Interest expense		(10,560)		(10,735)		(21,295)		(21,470)	(104,604)
Net (Loss)		$(27,252)		$(18,682)		$(53,271)		$(38,502)	$(695,046)

Loss per common share, basic and diluted	$	Nil	$	Nil	$	Nil	$	Nil

Weighted average shares outstanding, basic and diluted		50,016,000		50,016,000		50,016,000		50,016,000

The accompanying notes to financial statements are an integral part of these financial statements

CLEAN POWER CONCEPTS INC. AND SUBSIDIARY
(A Development Stage Company)

Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended December 31, 2009	Six months ended December 31, 2008	October 17, 2005 (inception) through December 31, 2009
Cash flows from operating activities:
Net loss for the period	$(53,271)	$(38,502)	$(695,046)
Reconciling adjustments:
Adjustments to reconcile net loss
to net cash used in operating activities:
Accrued interest on loans	21,295	21,470	104,604
Capital contributions – expenses	—	—	15,000
Net change in operating assets and liabilities
Prepaid expenses	—	—	(813)
Accounts payable and accrued liabilities	(3,592)	1,824	79,031
Net cash provided (used) by operating activities	(35,568)	(15,208)	(497,224)

Cash flows from investing activities:	—	—	—
Net cash provided (used) by investing activities	—	—	—

Cash flows from financing activities:
Common stock issued for cash	—	—	17,800
Loan payable	—	—	425,900
Advances from related party	34,600	(75)	54,783
Net cash provided by financing activities	34,600	(75)	498,483

Net increase (decrease) in cash	(968)	(15,283)	1,259

Cash, beginning of period	2,227	18,506	—

Cash, end of period	$1,259	$3,223	$1,259

The accompanying notes to financial statements are an integral part of these financial statements

CLEAN POWER CONCEPTS INC. AND SUBSIDIARY
(A Development Stage Company)

Notes to Consolidated Financial Statements
(Unaudited)

Note 1 – Basis of Presentation

The consolidated unaudited financial statements included herein have been prepared by Clean Power Concepts Inc. and its subsidiary (collectively “Clean Power”, “We”, the “Registrant”, or the “Company”) in accordance with accounting principles generally accepted in the United States for interim financial information. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the June 30, 2009 audited financial statements and the accompanying notes included in the Company’s Form 10-K filed with the Securities and Exchange Commission. The results of operations for the interim periods are not necessarily indicative of the results for the full year. In management’s opinion all adjustments necessary for a fair presentation of the Company’s financial statements are of a normal recurring nature and are reflected in the interim periods included.

Incorporated in Nevada as Loma Verde Inc. on October 17, 2005, the Company was established to develop projects involving exploration and development of precious and base metals reserves. On March 22, 2007, the Company incorporated a wholly owned subsidiary named Clean Power Concepts Inc. in Nevada.  By agreement effective April 2, 2007, Clean Power Concepts, Inc. was merged into the Company for the sole purpose of changing the name of the Company.  The Company then became the surviving entity with the name Clean Power Concepts Inc.

On October 28, 2005, the Company incorporated a British Columbia company named Loma Verde Exploration Ltd. as a wholly owned subsidiary. The financial statements of the Company are presented on a consolidated basis and include all accounts of both the Company and its subsidiary.

The Company is currently evaluating new opportunities and plans to develop a strategic plan based in the environmentally friendly green energy industry.

Our fiscal year end is June 30th.

The Company’s common stock is traded in the NASD Over-The-Counter Market under the symbol “CPOW”.

Note 2 – Summary of Significant Accounting Policies

This summary of significant accounting policies is presented to assist in understanding Clean Power Concepts Inc.’s financial statements. The financial statements and notes are representations of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles in the United States of America and have been consistently applied in the preparation of the financial statements, which are stated in U.S. Dollars.

The financial statements reflect the following significant accounting policies:

CLEAN POWER CONCEPTS INC. AND SUBSIDIARY
(A Development Stage Company)

Notes to Consolidated Financial Statements
(Unaudited)

Development Stage Company

The Company is a Development Stage company and is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced. As a Development stage enterprise, the Company discloses the deficit accumulated during the Development Stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date.

Consolidation of Financial Statements

The consolidated financial statements include the accounts of the Company and its 100% owned subsidiary Loma Verde Explorations Ltd. on a consolidated basis. All inter-company accounts have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Basic and Diluted Net Loss per Share

Basic loss per share is calculated by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss available to common stockholders by common stock equivalents. At December 31, 2009, the Company did not have any common stock equivalents outstanding.

Fair Value of Financial Instruments

The  carrying  value  of  accounts  payable,  and  other  financial  instruments reflected  in  the  financial  statements  approximates  fair  value  due  to the short-term maturity of the instruments. It is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Income Taxes

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted rates in effect in the years during which the differences are expected to reverse and upon the possible realization of net operating loss carry-forwards. Additionally, the Company has not recognized any amount for a tax position taken or expected to be taken on its tax return, or for any interest or penalties.

CLEAN POWER CONCEPTS INC. AND SUBSIDIARY
(A Development Stage Company)

Notes to Consolidated Financial Statements
(Unaudited)

Valuation of Long-Lived Assets

The Company periodically analyzes its long-lived assets for potential impairment, assessing the appropriateness of lives and recoverability of un-depreciated balances through measurement of undiscounted operation cash flows on a basis consistent with accounting principles generally accepted in the United States of America.

Foreign Currency

The books of the Company are maintained in United States dollars and this is the Company’s functional and reporting currency. Transactions denominated in other than the United States dollar are translated as follows with the related transaction gains and losses being recorded in the Statements of Operations:

(i)	Monetary items are recorded at the rate of exchange prevailing as at the balance sheet date;
(ii)	Non-Monetary items including equity are recorded at the historical rate of exchange; and
(iii)	Revenues and expenses are recorded at the period average in which the transaction occurred

Foreign currency transactions are primarily undertaken in Canadian Dollars. The Company has not to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Cash and Cash Equivalents

The Company considers cash and cash equivalents to consist of cash on hand and demand deposits in banks with an initial maturity of 90 days or less.

Recent Accounting Pronouncements

Various accounting pronouncements have been issued during 2010, 2009 and 2008, none of which are expected to have a material effect on the financial statements of the Company.

Reclassifications

Certain prior period amounts have been reclassified to conform to current year presentation.

CLEAN POWER CONCEPTS INC. AND SUBSIDIARY
(A Development Stage Company)

Notes to Consolidated Financial Statements
(Unaudited)

Note 3 – Going Concern

Generally accepted accounting principles in the United States of America contemplate the continuation of the Company as a going concern. However, the Company has accumulated operating losses since its inception and has limited business operations, which raises substantial doubt about the Company’s ability to continue as a going concern. During the six month period ended December 31, 2009, the net loss attributable to Clean Power Concepts Inc. and Subsidiary was $(53,271). The continuation of the Company is dependent upon the continuing financial support of investors and stockholders of the Company. As of December 31, 2009 we projected the Company would need additional cash resources to operate during the upcoming 12 months and would raise this capital through shareholder loans from our President. The Company intends to attempt to acquire additional operating capital through private equity offerings to the public and existing investors to fund its business plan. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Note 4 – Advances and Loans Payable

As at December 31, 2009, advances of $54,783 were recorded in the books of the Company. These funds are due to a former director of the Company. This amount is unsecured, non-interest bearing and has no specific terms of repayment. During the period ended December 31, 2009, advances increased by $34,600 when a private placement subscription submitted by the former director was at his request converted to an advance.

As at December 31, 2009, the Company had loans payable and interest payable to third parties totaling $425,900 and $104,604 respectively. Accrued interest for the six months ended December 31, 2009 totaled . These loans are uncollateralized, accrue interest at 10% per annum, are payable on demand and have no fixed repayment dates.

Note 5 – Common Stock

The Company’s common stock is traded in the NASD Over-The-Counter Market under the symbol “CPOW”

On March 7, 2007, our board of directors approved a 56 for 1 forward stock split. This became effective with the Secretary of State of Nevada on March 21, 2007 and increased our issued and outstanding share capital from 2,561,000 common shares to 143,416,000 common shares. All references to stock issued and stock outstanding have been retroactively adjusted as if the stock split had taken place on October 17, 2005 (inception).

On April 23, 2007, several parties submitted an aggregate of 93,400,000 common shares to treasury for cancellation without consideration.

CLEAN POWER CONCEPTS INC. AND SUBSIDIARY
(A Development Stage Company)

Notes to Consolidated Financial Statements
(Unaudited)

On October 26, 2009, the Company decreased its authorized common shares limit from 11,200,000,000 to 1,000,000,000. Shareholder approval for this change was received October 23, 2009 and a Definitive 14A was filed with the Securities Exchange Commission and recorded with the Nevada Secretary of State Corporate Registry.

During the period ended December 31, 2009, a former director of the Company who had submitted $34,600 to the Company for a private placement subscription requested that his subscription be withdrawn and that the funds provided be recorded on the books of the Company as a loan advance. The Company complied with this request.

Note 6 – Related Party Transactions

Of the $79,312 in accounts payable and accrued liabilities $75,000 is related to amounts owing to its former officers and directors for the past consulting services performed.

As at December 31, 2009, advances of $54,783 were recorded in the books of the Company. These funds are due to a former director of the Company. This amount is unsecured, non-interest bearing and has no specific terms of repayment. During the period ended December 31, 2009, advances increased by $34,600 when a private placement subscription submitted by the former director was at his request converted to an advance.

Note 7 – Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through February 18, 2010, which is the date these consolidated financial statements were issued and reports the following events herein:

(i)  Changes in Control of Registrant

Subsequent to the end of the period ended December 31, 2009, on February 3, 2010, Mr. Cory Turner resigned his positions as Director, Board Chair, President, and Chief Financial Officer of the Company and Mr. Michael Shenher was appointed to the positions of Director, Board Chair, Chair of the Audit Committee of the Board of Directors, President and Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer. This change effected a change of control of the Company. There was no exchange of shares, consideration or financial statements or other reportable out of pocket expenses associated with this transaction. No assets or properties have been acquired nor is there any agreement for further consideration associated with the transaction.

(ii)  Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers

Subsequent to the end of the period ended December 31, 2009, on February 3, 2010, Mr. Cory Turner resigned his positions as Director, Board Chair, President, and Chief Financial Officer of the Company and Mr. Michael Shenher was appointed to the positions of Director,

CLEAN POWER CONCEPTS INC. AND SUBSIDIARY
(A Development Stage Company)

Notes to Consolidated Financial Statements
(Unaudited)

Board Chair, Chair of the Audit Committee of the Board of Directors, President and Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer. Additionally on February 3, 2010, Mr. Cory Turner received affirmation from the Board of Directors to continue in his position as Secretary and Treasurer of the Company. Mr. Turner resigned his positions as Director, Board Chair, President, and Chief Financial Officer with the Company for personal reasons and there was no disagreement with the Company relating to its operations, policies or practices. A copy of this Report was sent to Mr. Turner by the Company for his review prior to filing of this Report. Mr. Turner has not provided, and has indicated to the Company that he does not plan to provide, any correspondence regarding the circumstances surrounding his resignation from these positions.

Each of the aforementioned events was reported in a Current Report on Form 8-K filed with the Securities Exchange Commission on February 4, 2010.

ITEM 2.   MANAGEMENTS’ DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This quarterly report on Form 10-Q contains "forward-looking statements" relating to the registrant which represent the registrant's current expectations or beliefs including, statements concerning registrant’s operations, performance, financial condition and growth. For this purpose, any statement contained in this quarterly report on Form 10-Q that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "anticipation", "intend", "could", "estimate", or "continue" or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel and variability of quarterly results, ability of registrant to continue its growth strategy and competition, certain of which are beyond the registrant's control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

Overview

Clean Power Concepts Inc. (“Clean Power”, “We”, or the “Company”) was incorporated in the State of Nevada on October 17, 2005. On October 28, 2005, we incorporated a British Columbia company named Loma Verde Explorations Ltd. as a wholly owned subsidiary. Our financial statements are presented on a consolidated basis and include all accounts of both the Company and its subsidiary. Our fiscal year end is June 30th.

The Company’s common stock is traded in the NASD Over-The-Counter Market under the symbol “CPOW”.

Since inception the Company has not been involved in any bankruptcy, receivership or similar proceedings.

Since inception the Company the reclassification, consolidation, or merger arrangements in which the Company has been involved are as follows: The Company was incorporated in Nevada as Loma Verde Inc. on October 17, 2005. On March 22, 2007, the Company incorporated a wholly owned subsidiary named Clean Power Concepts Inc. in Nevada.  By agreement effective April 2, 2007, Clean Power Concepts, Inc. was merged into the Company for the sole purpose of changing the name of the Company.  The Company then became the surviving entity with the name Clean Power Concepts Inc.

We are currently evaluating new opportunities and plans to develop a strategic plan based in the environmentally friendly green energy industry.

Recent Developments

Officer Change

Due to time constraints associated with other business interests, Mr. Ralph Proceviat resigned as Chief Financial Officer on October 22, 2009.  At that same date, Mr. Cory Turner assumed the position of Chief Financial Officer.

Change in Control

On February 3, 2010, Mr. Cory Turner resigned his positions as Director, Board Chair, President, and Chief Financial Officer of the Company and Mr. Michael Shenher was appointed to the positions of Director, Board Chair, Chair of the Audit

Committee of the Board of Directors, President and Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer. This change effected a change of control of the Company. There was no exchange of shares, consideration or financial statements or other reportable out of pocket expenses associated with this transaction. No assets or properties have been acquired nor is there any agreement for further consideration associated with the transaction. Additionally on February 3, 2010, Mr. Cory Turner received affirmation from the Board of Directors to continue in his position as Secretary and Treasurer of the Company.

Due to time constraints associated with other business interests, Mr. Ralph Proceviat resigned as Chief Financial Officer on October 22, 2009.  Cory Turner has assumed the position of interim Chief Financial Officer.

New Management

Michael Shenher, executive MBA (marketing), CAIB, has had 25 years of progressively more responsible management positions and entrepreneurial success. Mr. Shenher founded General Bio Energy Inc. (‘General Bio’) in 2006. General Bio was originally an alternative energy company and evolved into a bio oil refinery enterprise specializing in petroleum and protein based product supplements and replacements such as General Bio’s MOPO brands of environmentally friendly high performance lubricants. Mr. Shenher’s employment background also includes: President & CEO of General Bio’s predecessor Canadian Green Fuels, 2006-2010; Chief of Staff to a Canadian Federal Member of Parliament 2004-2007; General Manager, Shenher Insurance and Financial Services 1997-2006; and Regional Manager, Equifax Canada Inc. 1992-1997.

Mr. Shenher has participated on Saskatchewan’s roundtable contributing to the Canada West Foundation’s position paper entitled ‘Canada's Power Play: The Case for a Canadian Energy Strategy for a Carbon-Constrained World’ and Mr. Shenher currently sits on the ‘Biofuels and Bioproducts Sector Team’ of Enterprise Saskatchewan which reports directly to the Saskatchewan Minister of Enterprise on alternative energy policy matters. Mr. Shenher is a 2005 recipient of the Saskatchewan Centennial Medal of Honour and is a former board member of City of Regina Parks and Recreation Advisory Board; the Better Business Bureau; and numerous other community, charity, sports and business advocacy boards.

The Company is now evaluating new opportunities and plans to develop a strategic plan based in the environmentally friendly green energy industry.

Results of Operations for the Three and Six Month Periods Ended December 31, 2009 and December 31, 2008 and the period from October 17, 2005 (inception) to December 31, 2009 (the “Development stage Period”)

Revenues

Since inception we have earned $nil in revenues.

Operating Expenses

Our operating expenses are presently classified into one category:

-  General and Administrative expenses

General and Administrative Expenses
General and administrative expenses were $16,692 and $31,976 versus $7,947 and $17,032 for the three and six month periods ended December 31, 2009 versus December 31, 2008. For the Development stage Period administrative expenses totaled $590,442. Administrative fees were primarily composed of office expenses and filing costs related to our financial statements. During upcoming quarters, we project general and administration expenses will increase substantially as we implement our development plans.

Net Losses
We incurred net losses of $(27,252) and $(53,271) versus $(18,682) and $(38,502) for the three and six month periods ended December 31, 2009 versus December 31, 2008. For the Development stage Period net losses totaled $(695,046).

Material Events and Uncertainties

Our operating results are difficult to forecast.  Our prospects should be evaluated in light of the risks, expenses and difficulties commonly encountered by comparable early stage companies in mineral resource markets. There can be no assurance that we will successfully address such risks, expenses and difficulties and cannot assure you that we will become profitable in the future.

Liquidity and Capital Resources

Since the date of our incorporation, we have raised $17,800 though private placements of our common shares; $54,783 through related party advances, and $425,900 via loans. As of December 31, 2009 we had cash on hand of $1,259 and a prepaid expense balance of $813. We project we will need to raise additional funds during the coming twelve months and expect we will receive sufficient shareholder loans from our President to cover our operating requirements. However, we also project we will need to attempt to raise additional equity to provide the funds necessary to explore and develop our current property and have plans to pursue further sales of common shares to existing shareholders and the public.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

EXCHANGE RATE FLUCTUATION RISK

Our reporting currency is United States Dollars. Our transactions are primarily conducted in US$ but also include transactions in other currencies, notably the Canadian Dollar. Foreign currency rate fluctuations may have a material impact on the Company’s financial reporting. These fluctuations may have positive or negative impacts on the results of operations of the Company.

We have not entered into derivative contracts either to hedge existing risk or for speculative purposes.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009. Based on this evaluation, our management has concluded that our disclosure controls and procedures adequately ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. The evaluation did not identify any change in our internal control over financial reporting that occurred during the quarter ended December 31, 2009 that has materially affected or is reasonably likely to materially affect our internal control over such reporting.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision of our Chief Executive Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

(1)
Certain entity level controls establishing a “tone at the top” were considered material weaknesses. The Company has no audit committee and there is an inadequate amount of review by management of the financial statement reporting process. There is no policy on fraud and no code of ethics at this time, though the Company plans to implement such policies in fiscal 2010. A whistleblower policy is not necessary given the small size of the organization.

Management is currently evaluating remediation plans for the above control deficiency.

Accordingly, the Company concluded that this control deficiency resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2009 based on criteria established in Internal Control—Integrated Framework issued by COSO and as such its internal control over financial reporting was deemed to be ineffective.

Changes in Internal Controls

During the period ended December 31, 2009 there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

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

Such estimates, projections or other forward-looking statements involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other forward-looking statements.  Prospective investors should consider carefully the risk factors set out below in connection with an evaluation of our business:

THE COMPANY'S LIMITED OPERATING HISTORY MAKES IT DIFFICULT FOR YOU TO JUDGE ITS PROSPECTS

The Company has a limited operating history upon which an evaluation of the Company, its current business and its prospects can be based. You should consider any purchase of the Company's shares in light of the risks, expenses and problems frequently encountered by all companies in the early stages of its corporate development.

SCARCITY OF, AND COMPETITION FOR, BUSINESS OPPORTUNITIES AND COMBINATIONS MAKE NEGATIVELY IMPACT OUT FUTURE PERFORMANCE

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

LIQUIDITY AND CAPITAL RESOURCES ARE UNCERTAIN

For the six months ended December 31, 2009, the Company had a Net Loss of $(53,271) and a substantial amount of debt in the form of demand loans. We have had negative cash flows from operations and if we are not able to obtain further financing, our business operations may fail. We had a working capital deficiency of $(662,527) as of December 31, 2009. We do not have sufficient funds to independently finance the acquisition and development of prospective business opportunities in alternative industries and we do not expect to generate any revenues for the foreseeable future. Accordingly, the Company will need to raise additional capital by way of an offering of equity securities, an offering of debt securities, or by obtaining financing through a bank or other entity. The Company has not established a limit as to the amount of debt it may incur nor has it adopted a ratio of its equity to debt allowance. If the Company needs to obtain additional financing, there is no assurance that financing will be available from any source, that it will be available on terms acceptable to us, or that any future offering of securities will be successful. Obtaining additional financing is subject to a number of factors, including economic factors, investor sentiment and any business opportunities or prospective property interests that we may enter into in the future.  Financing, therefore, may not be available on acceptable terms, if at all.  The most likely source of future funds presently available to us is through the sale of equity capital. If additional funds are raised through the issuance of equity securities, there may be a significant dilution in the value of the Company’s outstanding common stock. The Company could suffer adverse consequences if it is unable to obtain additional capital which would cast substantial doubt on its ability to continue its operations and growth. If we are unable to raise additional funds when required, we may be forced to delay our plan of operation and our entire business may fail.

THE COMPANY CURRENTLY RELIES ON CERTAIN KEY INDIVIDUALS AND THE LOSS OF ONE OF THESE CERTAIN KEY INDIVIDUALS COULD HAVE AN ADVERSE EFFECT ON THE COMPANY

The Company's success depends to a certain degree upon certain key members of the management. These individuals are a significant factor in the Company's growth and success. The loss of the service of members of the management and advisory board could have a material adverse effect on the Company. In particular, the success of the Company is highly dependent upon the efforts of the President & CEO, CFO, PAO, Chair & Director of the Company, the loss of whose services would have a material adverse effect on the success and development of the Company.

THE COMPANY DOES NOT MAINTAIN KEY MAN INSURANCE TO COMPENSATE THE COMPANY FOR THE LOSS OF CERTAIN KEY INDIVIDUALS

The Company does not anticipate having key man insurance in place in respect of its senior officers or personnel, although the Board has discussed and investigated the prospect of obtaining key man insurance for our CEO.

UPON COMPLETION OF A BUSINESS OPPORTUNITY OR COMBINATION, THERE CAN BE NO ASSURANCE THAT WE WILL BE ABLE TO SUCCESSFULLY MANAGE OR ACHIEVE GROWTH OF THAT BUSINESS OPPORTUNITY OR COMBINATION

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

IF WE COMPLETE A BUSINESS OPPORTUNITY OR COMBINATION, WE MAY BE REQUIRED TO ISSUE A SUBSTANTIAL NUMBER OF COMMON SHARES WHICH WOULD DILUTE THE SHAREHOLDINGS OF OUR CURRENT SHAREHOLDERS AND MAY RESULT IN A CHANGE OF CONTROL OF OUR COMPANY

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

THE VALUE AND TRANSFERABILITY OF THE COMPANY'S SHARES MAY BE ADVERSELY IMPACTED BY THE LIMITED TRADING MARKET FOR ITS SHARES AND THE PENNY STOCK RULES

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

THE FINANCIAL INDUSTRY REGULATORY AUTHORITY (‘FINRA’) HAS ADOPTED SALES PRACTICE REQUIREMENTS WHICH MAY ALSO LIMIT A SHAREHOLDER’S ABILITY TO BUY AND SELL OUR STOCK.

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

FUTURE SALES OF SHARES MAY ADVERSELY IMPACT THE VALUE OF THE COMPANY'S STOCK.

If required, the Company may seek to raise additional capital through the sale of common stock. Future sales of shares by the Company or its stockholders could cause the market price of its common stock to decline.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not make any sales of equity securities during the quarter.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

The Company has no senior securities outstanding.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 26, 2009, the Company decreased its authorized common shares limit from 11,200,000,000 to 1,000,000,000. Shareholder approval for this change was received October 23, 2009 and a Definitive 14A was filed with the Securities Exchange Commission and recorded with the Nevada Secretary of State Corporate Registry.

There were no other matters during the quarter ended December 31, 2009, which were submitted to a vote of the Company's security holders, through the solicitation of proxies or otherwise.

ITEM 5.   OTHER INFORMATION

(a)   During the quarter there was no information which would have been required to be filed via a report on Form 8-K which was not filed as such.

(b)   During the quarter there were no material changes to the procedures by which security holders may recommend nominees to the registrant’s board of directors.

ITEM 6.   EXHIBITS

EXHIBIT INDEX

Number	Exhibit Description

3.1	Articles of Incorporation*
3.2	Certificate of Amendment of Articles of Incorporation*
3.3	Bylaws*
31.1	Certificate of President (chief executive officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Chief Financial Officer (principal financial officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of President (chief executive officer) and Treasurer (principal financial officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*    Filed as an exhibit to our registration statement on Form SB-2 filed May 1, 2006 and incorporated herein by this reference

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEAN POWER CONCEPTS INC.

/s/ Michael Shenher
Michael Shenher
President & CEO, CFO, PAO,
Director, and Chair

Dated: February 19, 2010