Form 10-K
period 2010-04-30
CLEAN POWER CONCEPTS INC.
filed 2010-08-13
CIK 1357594

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended April 30, 2010

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:     Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act:     Yes ☒  No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:     Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:     Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):     Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:

Based on the bid price on August 13, 2010 of $0.40, the aggregate market value of the 50,016,000 common shares held by non-affiliates was $20,006,400.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 50,016,000 Common shares were outstanding as of August 13, 2010.

 Documents incorporated by reference: See Item 15.

ii

CLEAN POWER CONCEPTS INC. AND SUBSIDIARIES

iii

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Clean Power Concepts Inc. was incorporated in the State of Nevada on October 17, 2005. On October 28, 2005, we incorporated a British Columbia company named Loma Verde Explorations Ltd. as a wholly owned subsidiary and, on April 29, 2010, we  acquired 94.8% of General Bio Energy Inc., a Saskatchewan Corporation as our primary operating subsidiary. The consolidated audited financial statements included herein have been prepared by Clean Power Concepts Inc. and its subsidiaries, General Bio Energy Inc. and Loma Verde Explorations Ltd. (collectively “Clean Power”, “We”, the “Registrant”, or the “Company”), in accordance with accounting principles generally accepted in the United States. Our financial statements are presented on a consolidated basis and include all accounts of Clean Power Concepts Inc., General Bio Energy Inc. and Loma Verde Explorations Ltd. and eliminate all intercompany balances. In management’s opinion all adjustments necessary for a fair presentation of the Company’s financial statements are of a normal recurring nature and are reflected in the periods included.

Since inception the Company has not been involved in any bankruptcy, receivership or similar proceedings and the reclassification, consolidation, or merger arrangements in which the Company has been involved are as follows: (i) The Company was originally incorporated in Nevada as Loma Verde Inc. on October 17, 2005. On March 22, 2007, the Company incorporated a wholly owned subsidiary named Clean Power Concepts Inc. in Nevada and by agreement effective April 2, 2007, Clean Power Concepts, Inc. was merged into the Company for the sole purpose of changing the name of the Company. We then became the surviving entity with the name Clean Power Concepts Inc. In conjunction with the aforementioned merger, the Company forward split its authorized, issued and outstanding common stock on a 56 new for 1 old basis. On October 26, 2009, the Company decreased its authorized common shares limit from 11,200,000,000 to 1,000,000,000; and (ii) Through a share exchange agreement executed on April 29, 2010, incorporated herein by reference (the ‘Exchange Agreement’), we  acquired 94.8% of the issued and outstanding  common shares of General Bio Energy Inc. (‘GBE’), a Saskatchewan Corporation, in return for issuance (the ‘Exchange’) of 28,426,612 restricted shares of our common stock (the ‘Shares’) based on a ratio of 18.21 common shares of Clean Power for each 1.00 share common share of GBE submitted for exchange. The Shares have not been  registered  under the Securities Act of 1933, as amended (the  "Securities Act") are be deemed "restricted"  securities under the Securities Act and may not be sold or  transferred  other than  pursuant to an  effective  registration statement  under  the  Securities  Act or any  exemption  from the  registration requirements of the Securities Act.

The Company was originally organized for the purpose of acquiring and developing mineral properties and was therefore considered to be in the pre-exploration stage. Mineral claims with unknown reserves were acquired, but the Company did not establish the existence of commercially mineable ore deposits and determined it should abandon its mineral claims and pursue other business opportunities, one of which was the alternative energy business. On April 29, 2010 we acquired General Bio Energy Inc. through a reverse merger and are currently operating a business focused on the environmentally friendly green energy industry. General Bio Energy Inc. (“GBE”) was incorporated in the Province of Saskatchewan on February 14, 2006. GBE was originally named Canadian Green Fuels Inc. and changed its name to General Bio Energy Inc. on September 18, 2008. GBE commenced its pre-production stage on May 1, 2006 and began selling products in July 2008. From 2008 to 2010, GBE has continued to develop, research, and test its pilot production equipment, and refine its alternative energy technology. The Company is a producer of a range of products manufactured by crushing fuel grade oilseed. The Company’s production facility and head office is located in Regina, Saskatchewan.

Effective with the execution of our reverse merger on April 29, 2010, we changed our fiscal year end from June 30th to April 30th. These financial statements are presented in US Dollars.

The Company’s common stock is publicly traded in the NASD Over-The-Counter Market under the symbol “CPOW.

New operations based on acquisition of General Bio Energy Inc.

Present Operations

The Company’s subsidiary, General Bio Energy Inc. (‘GBE’), operates a fully integrated commercial oilseed crushing, bio-diesel refinery, and environmental lubricants manufacturing and bottling, and nutraceutical and food processing plant in Regina, Saskatchewan. The current plant has a crush capacity of 19.7 million liters of crushed oil annually. Its biodiesel fuel processor can produce up to 20 million liters of biofuel and biofuel additives and the crushing system can produce nearly 32.8 thousand metric tonnes of meal and protein related products for agricultural and aquaculture feedstock annually. The plant is capable of specialty and toll crushing a wide variety of oil seeds.

In 2006, GBE was formed under the name of Canadian Green Fuels Inc., with the intention to provide a Saskatchewan based alternative fuel to an emerging North American market. Using Canola or camelina as its preferred input stock, it sought to create a market niche by adapting its process to off-grade oil seed. This method of production improved the financial viability of the company and allowed it to develop product innovations based on its value-added production.

For most of 2009, the company crushed camelina on a toll basis for Sustainable Oils, who are currently supplying the U.S. Military with camelina based bio-jet fuel.

GBE entered development stage through a small crushing capacity with five crushers and a prototype biofuel processor that allowed the company to produce either feedstock based canola oil or biodiesel. GBE has developed, and also licenses, proprietary processes which allow the company to pursue its vision of being “green” manufacturing facility with minimal effluents, using a methods which are emissions friendly and do not use a water-wash system. This biofuel production method also gave birth to the development of additives and value-added products such as its MOPO brand of biodiesel based diesel fuel lubricants and conditioners, penetrating sprays, dust suppressants, cutting oils and other “ECO-lubricants”.

GBE invested over two years in manufacturing process and produce development trials to prove the integrity of its production system and create markets. During this time the Company achieved the following:

o	Refined its biofuel processor and created a second generation machinery,
o	Developed a proprietary hydro-jacket seed entry double crushing system
o	Created an exportable meal and pelleting operation
o	Established a successful retail product line and distribution network and delivery process
o
Engaged in Canada’s first Bio-Fuel Research and Technology partnership with the University of Regina and the Saskatchewan Forest Centre (Forest First) for the development of next generation technologies

o
Engaged with a leading edge hydrodynamic cavitation technology as an exclusive applications developer for Biofuels, which technology is expected to improve the way in which biodiesel is created and distributed

o	Pioneered biomass gasification technologies
o	Grew to become one of the largest crushers of next generation jet fuel feed stock camelina oilseed

Future Plans

GBE’s plans, contingent upon financing and profitability of operations during the next fiscal year, are to expand its crushing capacity to a potential of 450 MT crushing capacity per day and improve and increase its refining capacity. We also plan to research acquisition of a U.S. based biodiesel operation to assist in meeting this production goal and to capitalize on a ‘blenders credit’ that is provided by the U.S. government. The company is also investigating expansion within Canada to develop, or acquire, additional crushing facilities and biodiesel operations and is working on an initiative to develop camelina and canola oil refining with a view to producing bio jet fuel.

GBE intends to market itself domestically and in foreign countries to obtain domestic and export contracts for the sale of its product lines by contacting distributors and purchasing agents of retail operations that sell products and that compete with the company’s products. Additionally, GBE has plans to enter niche food markets by developing an organic and/or camelina, flax, hemp and canola based oil products for Health food markets. It anticipates this to occur in the short term using General Bio Health Division’s ‘Spirit of Health’ brand.

Competitive Conditions

The bio energy industry is complex, competitive, and has multiple companies competing for the limited inputs of various grains and oil seeds. It is possible demand for input stocks will not remain economically viable based on growing demand and future input prices and this is a concern to us but, in general, input stocks of GBE are subject to normal commodity price variations and we do not believe any single company, or group of companies, has sufficient market power to affect the price or supply of bio energy in the world market.

With the price of crude oil at high current levels, production activity in the bio energy industry has increased dramatically, and competition is also high for the recruitment of qualified technical personnel and processing equipment. However, a primary source of GBE’s input stock is off-grade market of oil seed inputs. These inputs represent 20-30% of annual oil seed crop totals and for the foreseeable are expected to provide a sufficient supply of inputs for the company. This factor provides the Company with a competitive advantage as it is the only company currently operating in Canada which has an off-grade seed crusher and produces fuel, fuel grade oil, and additives from off grade oil seed.

Government Regulation

Bio energy operations in Canada are subject to various federal, provincial and local laws and regulations which govern, development, production, exports, taxes, labour standards, occupational health, waste disposal, protection of the environment, safety, hazardous substances and other matters. The Company believes that it is, and will continue to be, in compliance in all material respects with applicable statutes and the regulations passed in Canada. There are no current orders or directions relating to the Company with respect to the foregoing laws and regulations.
Environmental Regulation

GBE’s activities are subject to various federal, provincial and local laws and regulations governing protection of the environment. In general, these laws are amended often and are becoming more restrictive. GBE’ policy is to conduct its business in a way that safeguards public health and the environment and believes that its operations are conducted in material compliance with applicable environmental laws and regulations. Since its incorporation, GBE has not had any material environmental incidents or non-compliance with any applicable environmental laws or regulations. The Company estimates that it will not incur material capital expenditures for environmental control facilities during the current fiscal year. GBE currently has a discretionary use permit and a Phase I Environmental Assessment completed.

REGINA PROCESSING PLANT

The operations of General Bio Energy are located within the city limits of Regina, Saskatchewan, Canada at 1620 McAra Street. This manufacturing facility comprises a rented building and land on a 1.5 acre corner property with an 8,800 square foot manufacturing plant on site. The facility has a fully certified weigh scale and silo grain storage for more than 100,000 bushels of input storage as well as shed and open-air storage for more than 2000 Metric Tonnes (‘MT’) of processed oilseed meal.

GBE’s plant is Western Canada’s first retail Bio-Diesel Fueling station and contains all the primary assets of the company.

The manufacturing facility has a rated capacity to generate a total annual production of oil on a current run rate of 150 MT of crushing capacity equal to 19.7 million liters (approximately 18, 250 MT) and approximately 30,000 MT of meal.

The manufacturing facility has the capacity to generate a total annual production of biofuel on current run rates equal to 19.7 million (18,250 MT). Additionally, our Biofuel processors have a capacity to exceed25 million liters of fuel production capability. We estimate future production capacity will reach 450 MT crush capacity (approximately 59.6 million liters of oil / biofuel)  and approximately 108,000 MT of meal annually, and biofuel production will be enhanced to match the oil supply capacity.

Crushing Operations

GBE’s plant has 150 MT/Day of oil seed crushing capacity based on a proprietary process that utilizes a double crush mechanical process with a “Hydro Jacket Heated Seed Entry” system that maximizes oil extraction to more than 90% and creates an oil seed meal capable of being pelletized, further processed to manufacture pet or other livestock feeds, extract proteins,  or shipped raw due to its dry non-compacting properties.

The crushing process begins at Stage 1 (see diagram 1 below) where various oil seeds enter the crushing operations located inside the manufacturing facility through an initial hopper where the seed is dispersed along the proprietary  heated hydro jacket that heats the seed to 60 degrees. This heat increases the capacity of the crushers to extract a maximum amount of oil. After passing along the entire span of the heated hydro jacket the seed is equally distributed to the array of primary crushers for its initial expeller crush. The oil and seed are separated and the meal is conveyed through an auger system to second stage crushing. The oil is then deposited into a common oil filter system where it is heated and centrifuged and sent to bulk storage located inside a heated environment in the building.

The crushed meal from Stage 1 is deposited into the re-crushers at stage 2 where additional oil is extracted and deposited to the common oil filter system. The meal is then conveyored and distributed through an auger system to storage outside the main facility where it holds for customer pick up. Or, the meal is re-directed to two peletting machines where it can be further prepared for either bagging or bulk pick up by the customer.

The oil produced is a COPA Type III which can be sold to food processors for additional refining or because it meets or exceeds specifications required to produce ASTM D6571 standard for retail bio-diesel and is sold at the retail pump located on the premises, or is manufactured into value added retail products on the premises.

Two Stage Crushing System of GBE

Processor Operations

The company has both a prototype and a reengineered second generation biofuel processors on site. The capacity of these two processors when combined is greater than  20 - 30 Million liters per year. The processors are shielded in a firewalled separate location inside the main facility, but are sufficiently portable to be rapidly deployed to other locations.

The oil generated from the crushing process can be further processed using a “waterless” processing method that, through low heat and no pressure, converts Bio Oil to Biodiesel. This is achieved by putting the oil through a chemical process that adds a mixture of methoxide and using various mineral plate filters that creates biodiesel. GBE uses a bleaching clay to clarify the fuel, which is then pumped through filtration centrifuges and finally to storage tanks for retail distribution. A by-product of this process is Glycerin that can be sold for various secondary industries including cosmetic and co-generation power systems.

All processes of the company are waterless, non-toxic, effluent friendly, and are considered “green” because of their continuous flow nature.

Meal and Pelleting Operations

Meal is the remaining seed elements that are the remnants of the crush of oil seed. It takes on the appearance of a soil or peat moss texture, and is a highly valued commodity due to its protein and high fat content. Through the process of GBE’s crushing, approximately 80% of the fat (oil) is removed from the seed in its double crush process, leaving approx 8% fat in the meal.  In this  raw form it is used primarily for livestock feed and is a high demand product due to bans on the use of animal tallow.

The meal is dealt with in the plant through a series of augers and conveyors which move it from the primary crusher output funnels to the secondary crush input funnels and finally to the exterior storage environment where it waits for shipping to the customer. The meal can be further refined through a filtration process where a highly valued protein powder can be extracted which can be sold for use in a variety of applications from pet food to aquaculture and exported globally.

In January 2009 GBE commissioned two 5 MT/day pelletizing machines to increase its ability to sell its meal in pellets. These pellets can be used for products bagged for retail markets as well as to provide added assurance of non-compacting when shipping meal to distant locations. Once the meal is put into its pellet form, the pellets are put into shipping containers or bagged for retail market purposes.

Meal is a primary co-product of the company and we are initiating plans to commercialize the use of meal through the patented process licensed from the Canadian Department of Fisheries and Oceans. A top priority will be to develop high margin fish food for aquaculture and other primary protein products.

Bottling & Retail Operations

All of the retail functions, product creation, bottling, labeling and marketing are, where possible, performed at the manufacturing facility. The product creation is a labour intensive process of filling bottles and wrapping them with labels. As the company grows, we plan to automate some processes in this area.

One of our primary trade names is: ‘MOPO Environmental Lubricants. The various products sold under the “MOPO Environmental Lubricants” brand created in our manufacturing facility are:

1)	Dust Suppressants

2)	Environmental Lubricants used for:
a)	Cutting Oil
b)	Chain Oil
c)	General All Purpose Lubricant
d)	Gun Oil
e)	Penetrating Oil (the oil/solution is prepared at the facility but is outsourced for aerosolizing)

3)	Environmental Fuel Line Conditioners packaged in:
a)	1 Liter F style bottle
b)	4 Liter F style jug
c)	205 Liter barrel
d)	1036 Liter totes
e)	Bulk

Other primary trade names include: ‘General Bio Health’ and ‘Spirit of Health’, under which we manufacture, distribute, and retail essential oils, camelina, canola, flax, and hemp, in various formats including capsules, gourmet cooking oils, and skin care formulations.

Subsidiaries

Our primary subsidiary is General Bio Energy Inc., a Saskatchewan corporation is a 94.8% owned subsidiary and we also wholly own Loma Verde Explorations, Ltd., a British Columbia corporation which is currently inactive.

Research and Development Expenditures

All research and development expenditures are related to activities of our subsidiary General Bio Energy Inc. As reflected in our financial statements, for the years ended April 30, 2010 and 2009  GBE made research and development expenditures of $nil and $157,169 respectively.

Employees

Our subsidiary General Bio Energy Inc. employees 8 full time technical and administrative staff. We expect a significant increase in the number of our employees over the next 12 month period as we implement our strategic plans. We contract with outside professionals for legal, audit, accounting, and regulatory filing services as required.

Intellectual Property

We do not own, either legally or beneficially, any patents, trademarks, servicemarks, or other registered intellectual property. We license certain patented intellectual property from the Canadian Department of Fisheries and Oceans.

ITEM 1A.  RISK FACTORS

In addition to other information in this report, the following risk factors should be carefully considered in evaluating our business because such factors may have a significant impact on our business, operating results, liquidity and financial condition. As a result of the risk factors set forth below, actual results could differ materially from those projected in any forward-looking statements.  Additional risks and uncertainties not presently known to us, or that we currently consider to be immaterial, may also impact our business, operating results, liquidity and financial condition.  If any such risks occur, our business, operating results, liquidity and financial condition could be materially affected in an adverse manner. Under such circumstances, the trading price of our securities could decline, and you may lose all or part of your investment.

Risks Associated With Bio Energy

Bio energy business development activities are speculative in nature

Bio energy and its related businesses are a new industry and are a speculative business, characterized by a number of significant risks including, among other things, unprofitable efforts resulting not only from the failure to develop marketable products, establish wholesale and retail delivery channels, and acquire wide consumer acceptance. The marketability of bio energy product produced by our company may be affected by numerous factors which are beyond our control and which cannot be accurately predicted, such as market fluctuations, the proximity and capacity of agricultural commodity supplies, wholesale and retail markets and such other factors as government regulations, including regulations relating to product testing, waste management, allowable production, importing and exporting of agricultural products and environmental protection issues, the combination of which factors may result in our company not receiving an adequate return of investment capital.

Substantial expenditures are required to establish bio energy production facilities and marketing channels

Substantial expenditures are required to establish economically feasible bio energy production processes and develop processing facilities and infrastructure. Although substantial benefits may be derived from the discovery and development of marketable bio energy related products, no assurance can be given that the production of such products will be economically feasible or result in profitable operation. Additionally, production costs can be affected by such factors as environmental permitting regulations and requirements, weather, environmental factors, unforeseen technical difficulties, and work interruptions.

Bio energy operations are subject to applicable law and government regulation. Even if we produce marketable products in a commercially viable quantity, these laws and regulations could restrict or prohibit our business. If we cannot produce our products in sufficient quantities due to government restrictions, our business may fail.

The production of bio energy related products requires permits from various foreign, federal, state, provincial and local governmental authorities and are governed by laws and regulations, including those with respect to production, product development, transport, export, taxation, labour standards, occupational health, waste disposal, toxic substances, land use, environmental protection, manufacturing facility safety and other matters. There can be no assurance that our operations will always conform to regulatory requirements or that we will always obtain or maintain any of the permits required for continued production and development of our products at economically viable levels. If we cannot accomplish these objectives, our business could fail.

We believe that we are in compliance with all material laws and regulations that currently apply to our activities but there can be no assurance that we can continue to remain in compliance. Current laws and regulations could be amended and we might not be able to comply with them, as amended. Further, there can be no assurance that we will be able to obtain or maintain all licenses and permits necessary for our future operations, or that we will be able to obtain them on reasonable terms. To the extent such approvals are required and are not obtained, we may be delayed or prohibited from proceeding with planned production, development, or expansion activities.

The bio energy industry is highly competitive and there is no assurance we will continue to be successful in acquiring raw materials.

We compete with other bio energy companies for raw materials. In identifying and acquiring raw materials, we may compete with many companies possessing greater financial resources and technical facilities. This competition could adversely affect our ability to acquire raw materials in the future. Accordingly, there can be no assurance that we will acquire sufficient raw materials in the future to support a commercial viable operation.

The Bio Energy industry depends heavily on supplies of agricultural commodities and products and faces severe risks related to crop failures.

The bio energy industry is heavily reliant on a the supply of agricultural commodities and products from farmers. Farming is an inherently risky industry and is susceptible to crop failures due to weather, lack of water supplies, the infestation of pests and insects, and numerous other potential risks. As a result, bio energy producers are also susceptible to these same risks.

Agricultural commodity prices are subject to dramatic and unpredictable fluctuations.

The price of agricultural commodities has fluctuated widely in recent years, and is affected by numerous factors beyond our control, including international, economic and political trends, expectations of inflation, currency exchange fluctuations, interest rates, global or regional consumptive patterns, speculative activities and increased production due to changes in allowable farming  methods. The effect of these factors on the price of agricultural commodities, and therefore the economic viability of our operations, cannot accurately be predicted.

The Bio Energy industry is a new and emerging market and therefore there is no assurance that customers will purchase its products.

The Company competes against existing products in the market place that are not bio energy products such as agriculture products like hay, chicken feed, corn, gasoline and synthetic oil. A goal of the Company is to market its products in mainstream retail markets where it will face heavy competition from existing products. To be successful, we will need to educate mainstream retailers such as Canadian Tire, Rona, Home Depot, and other retailers about our products in order to stimulate demand.  If a demand cannot be created, the sales of our products will be diminished relative to our competition who have established customers and distribution networks.

Downward fluctuations in the pricing of competing products may drive down bio energy products prices.

The Company’s future profitability will depend upon the market prices for bio energy products, such as bio diesel, meal, mustard oil, and canola oil and bio diesel conditioner. If the prices for competing products drop, the Company may need to adjust its prices downward and this may result in less sales revenue and decrease in profitability. Bio energy product pricing is influenced by many factors including: retail supply and demand of like products; non-bio energy competitor product innovations; and development of new technologies by non-bio energy competitors. All these factors are beyond our control and may result in decreased profitability of our products.

Risks Related To Our Company

We have a limited operating history on which to base an evaluation of our business and prospects.

We were incorporated on October 17, 2005 and our subsidiary has been in the bio energy related business since February 14, 2006. We have never earned a profit from our operations. In addition, our operating history has been restricted to the small scale production and sale of bio energy related products and this does not provide a meaningful basis for an evaluation of our prospects. We have no way to accurately evaluate the likelihood of whether we will be able to build and operate our business successfully. We anticipate that we will continue to incur operating costs without realizing any profits for the foreseeable future and therefore expect to continue to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant additional revenues from the sale of our products, we will not be able to earn profits or continue operations. At this early stage of our operation, we also expect to face the risks, uncertainties, expenses and difficulties frequently encountered by companies at the start up stage of their business development. We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition. There is no history upon which to base any assumption as to the likelihood that we will prove successful and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

Our activities will be subject to environmental and other industry regulations which could have an adverse effect on our financial condition

Our company's activities are subject to environmental regulations promulgated by government agencies from time to time. Environmental legislation generally provides for restrictions and prohibitions on spills, releases or emissions of various substances produced in association with production operations, which could result in environmental pollution. A breach of such legislation may result in imposition of fines and penalties. In addition, certain types of operations require the submission and approval of environmental impact assessments. Environmental legislation is evolving in a manner which means stricter standards and enforcement, fines and penalties for non-compliance are more stringent. Environmental assessments of proposed projects carry a heightened degree of responsibility for companies and directors, officers and employees. The cost of compliance with changes in governmental regulations could have an adverse effect on the financial condition of our company.

Failure to comply with applicable laws, regulations, and permitting requirements may result in enforcement actions, including orders issued by regulatory or judicial authorities causing operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment, or remedial actions.

The fact that we have not earned any profits since our incorporation raises substantial doubt about our ability to continue as a going concern.

Although our subsidiary has generated revenues, we have not generated any profits from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to further  expand and develop our base of customers. On April 30, 2010, the date of our current year financial statements, we had cash in the amount of $36,262 and a working capital deficit of $(1,648,294). We incurred a net loss of $(597,266) for the year ended April 30, 2010 and a net loss of $(1,086,611) for the year ended April 30, 2009. We estimate our average monthly operating expenses to be approximately $60,000 to $90,000, including production costs, management services and administrative costs. Should the results of our planned business model require us to increase our current operating budget, we may have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully generate profits, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity securities and shareholder advances, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue our operations, we may be forced to delay, scale back, or eliminate our activities. If any of these were to occur, there is a substantial risk that our business would fail. Management has plans to seek additional capital through private placements and/or public offerings of its capital stock. These conditions raise substantial doubt about our company’s ability to continue as a going concern. Although there are no assurances that management’s plans will be realized, management believes that our company will be able to continue operations in the future. Our consolidated financial statements do not include any adjustments relating to the recoverability and potential classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event our company cannot continue in existence. We continue to experience net operating losses.

We rely on the use and development of proprietary intellectual property which may become obsolete or be supplanted by better processed used or developed by competitors

The success of our operations rely to a significant degree upon our ability to develop, maintain and protect proprietary products and technologies. At present, we have not filed applications for any patents on our proprietary technologies and these could be at risk of being copied or stolen by competitors. Additionally, even if we do patent our proprietary processes, patents will provide only limited protection and would likely require substantial costs to enforce. If our trade secrets become known, our business and competitive position could be adversely affected. Additionally, if we do not continually invest in the development of new processes and technologies, our current processes and technologies may become obsolete and this could have a material negative impact on our business.

We currently rely on certain key individuals and the loss of one of these key individuals could have an adverse effect on the Company

Our success depends to a certain degree upon certain key members of our management. These individuals are a significant factor in the our growth and success. The loss of the service of members of the management and advisory board could have a material adverse effect on our company. In particular, the success of our company is highly dependent upon the efforts of our President & CEO, CFO, PAO, Treasurer & Secretary, Chair & Director, the loss of whose services would have a material adverse effect on the success and development of our company. Additionally, we do not anticipate having key man insurance in place in respect of our directors and senior officers in the foreseeable future.

The Company’s operation would not survive a complete oil seed crop failure.

If a seed crop failure were to occur, this event were to occur, we would not have sufficient inputs for our production processes and would not be able to create the products we sells to our customers.

The Company’s products are subject to defect which diminishes their value and the Company’s ability to sell.

The meal that is sold to agriculture feeders, such as chicken farm and cattle feedlots, demand certain grades of meal that has high protein animal feed content.  If the meal we produce does not have the necessary protein or other content required by a livestock producer, one of our main product lines may not be saleable or may only be saleable at reduced prices which may be unprofitable for our company. Additionally, we may experience meal productions runs where the meal is of low quality or tainted and unfit for sale, which could have a material negative impact on our current sales revenue, product reputation, and future saleability of our products.

The Company is subject to operating risks which may adversely affect the Company’s financial condition.

Our operations are be subject to risks normally incidental to manufacturing operations which may result in work stoppages and/or damage to property. This may be caused by:
●     Breakdown of our crushers;
●     Breakdown of the processes that create our end products;
●     Labor disputes
●     Foreign exchange rates
●     Imposition of new government regulations
●     Sabotage by operational personnel;
●     Cost overruns; and
●     Fire, flood, or other Acts of God.

We require substantial funds to operate effectively

Several significant factors related to our operational cash requirements include, but are not limited to:

●	Costs of production, including manufacturing labor and operation and maintenance of production facilities;
●	Research and development expenses
●	Availability and costs of financing; and
●	Regulatory compliance regulations and restraints.

The Company’s insurance does not cover all of its potential losses, liabilities and damage related to its business.

The Company has a general insurance policy that covers its equipment in the amount of $500,000, however insurance may not cover all of our losses if damage does occur and our operation would be disrupted if our crushers and processes where destroyed or damaged by fire, flood, tornado and severe wind gusts. It is not always possible to obtain insurance against all such risks and the Company may decide not to insure against certain risks because of high premiums or other reasons. Should such liabilities arise, they could reduce or eliminate any further profitability and result in increasing costs and a decline in the value of the securities of the Company.

Competition may hamper the Company’s ability to acquire inputs and labor necessary to operate the Company, which may have an adverse impact on the Company’s operations.

Significant and increasing competition exists for labor and executives in Saskatchewan and minimum wage laws and compensation arrangements are rising where we carry on business. As a result of this competition, some of which is with large companies with substantial capabilities and greater financial resources than the Company, the Company may be unable to acquire skilled labor on terms it considers acceptable. The Company also competes with other companies for the recruitment and retention of qualified employees and other personnel.

The Company may experience difficulty attracting and retaining qualified management to meet the needs of its anticipated growth, and the failure to manage the Company’s growth effectively could have a material adverse effect on its business and financial condition.

The Company’s prospects depend in part on the ability of its executive officers and senior management to operate effectively, both independently and as a group. To manage its growth, the Company may have to attract and retain additional highly qualified management, financial and technical personnel and continue to implement and improve operational, financial and management information systems. Investors must be willing to rely to a significant extent on management’s discretion and judgment, as well as the expertise and competence of outside contractors which can be very expensive.

Risks Associated with Our Common Stock

Trading on the OTC Bulletin Board may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Our common stock is quoted on the Over-The-Counter Bulletin Board service of the Financial Industry Regulatory Authority. Trading in stock quoted on the Over-The-Counter Bulletin Board is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the Over-The-Counter Bulletin Board is not a stock exchange, and trading of securities on the Over-The-Counter Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like NASDAQ, or a stock exchange like Amex. Accordingly, shareholders may have difficulty reselling any of their shares.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations and FINRA’s sales practice requirements, which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC.

which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our common stock.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the Financial Industry Regulatory Authority believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The Financial Industry Regulatory Authority ’ requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

Other Risks

Trends, Risks and Uncertainties

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our common stock.

Directors and Officers

At that time the share exchange occurred, Mr. Michael Shenher was both the sole director, President and CEO, and 60.1% majority shareholder of General Bio Energy Inc. and also the sole director, and President and CEO of Clean Power Concepts Inc. This means we have a concentration of our executive intellectual capital and the loss of his services could have a material negative impact on our operations.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Executive Offices

Our executive, administrative, and operating offices are located at 1620 McAra Street, Regina, Saskatchewan, Canada, S4N 6H6. We lease approximately 8,800 square feet at a cost in 2010 of $2,982 per month. We believe these facilities are adequate for our current needs and that alternate facilities can be acquired if needed. However, we believe we are currently paying below market rates for our premises because they are leased from a company partly owned by our CEO.

Regina Processing Plant

The operations of General Bio Energy are located within the city limits of Regina, Saskatchewan, Canada at 1620 McAra Street. This manufacturing facility comprises a rented building and land on a 1.5 acre corner property with an 8,800 square foot manufacturing plant on site. The facility has a fully certified weigh scale and silo grain storage for more than 100,000 bushels of input storage as well as shed and open-air storage for more than 2000 Metric Tonnes (‘MT’) of processed oilseed meal. GBE’s plant contains all the primary assets of the company. (See page 1 - Description of Business for more details regarding the Regina Processing Plant).

ITEM 3.  LEGAL PROCEEDINGS

Other than described below, there are no material, active, or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our officer and director, or any registered or beneficial shareholders are an adverse party or has a material interest adverse to us.

On October 9, 2009, Shafer Commodities Inc. of Vancouver, BC, Canada filed a Statement of Claim for $24,345 in the Court of Queen's Bench Saskatoon against General Bio Energy Inc. pursuant to an invoice dispute. In respect of this matter, General Bio Energy is the plaintiff in a counterclaim against Shafer Commodities Inc. of Vancouver, BC, Canada in respect to an amount of $68,171 owed by Shafer Commodities to General Bio Energy Inc. A court date to settle this matter has not yet been set.

Subsequent to the year ended April 30, 2010, the Company was served with a notice of an odor complaint against its plant in Regina. The court date for this matter is September 9, 2010. The maximum fine the Company might be required to pay regarding this matter is $4,970.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the year ended April 30., 2010 there were no submissions of matters to a vote by security holders of parent company Clean Power Concepts Inc., nor our subsidiary Loma Verde Explorations Ltd. Matters in respect of our subsidiary General Bio Energy Inc. included:

Through a share exchange agreement executed on April 29, 2010, the Company acquired 94.8% of the issued and outstanding  common shares of General Bio Energy Inc. (‘GBE’), a Saskatchewan Corporation, in return for issuance (the ‘Exchange’) of 28,426,612 restricted shares of our common stock (the ‘Shares’) based on a ratio of 18.21 common shares of Clean Power for each 1.00 share common share of GBE submitted for exchange. At April 30, 2010, the Shares had not yet been issued and balances regarding this transaction are recorded in these financial statements as ‘Deposits’. The consenting former shareholders of GBE who will receive shares in the Exchange are non-US persons (as that term is defined in Regulation S of the Securities Act of 1933, as amended) and the Shares will  be  issued in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended. The Company’s Transfer Agent will be instructed to round up to one for any fractional interest which resulted in the calculation of the Exchange.

The Exchange will have the effect of increasing the issued and outstanding share capital of the Company from 50,0160,000 shares to 78,442,612 shares. As of April 30, 2010, the Shares have not yet been issued. The Shares will not been  registered  under the Securities Act of 1933, as amended (the  "Securities Act"). They will be deemed "restricted"  securities under the Securities Act and may not be sold or  transferred  other than  pursuant to an  effective  registration statement  under  the  Securities  Act or any  exemption  from the  registration requirements of the Securities Act. As recorded in the Exchange Agreement, Mr. Michael Shenher is the sole director, President and CEO, and 66.8% majority shareholder of General Bio Energy Inc. and is also the sole director, and President and CEO of Clean Power Concepts Inc.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company’s shares are cleared for trading by the Financial Industry Regulatory Authority (‘FINRA’) under the symbol “CPOW”. Our common shares are quoted on the Over-the-Counter Bulletin Board (‘OTC-BB’) and the following table sets forth the range of high and low bid quotations, obtained from www.bloomberg.com, for our common stock as reported each of the periods indicated. The market for our shares is limited, volatile and sporadic. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

National Association of Securities Dealers OTC Bulletin Board(1)
Quarter Ended		High Trade		Low Trade		Closing Trade
June 30, 2007	US$	4.00	US$	1.45	US$	1.60

September 30, 2007	US$	1.90	US$	1.22	US$	1.22
December 31, 2007		2.10		0.25		0.25
March 31, 2008		0.25		0.25		0.25
June 30, 2008		0.35		0.22		0.22

September 30, 2008	US$	0.65	US$	0.18	US$	0.18
December 31, 2008		0.39		0.10		0.10
March 31, 2009		0.20		0.10		0.10
June 30, 2009		0.10		0.10		0.10

September, 2009	US$	0.10	US$	0.01	US$	0.01
December 31, 2009		0.01		0.01		0.01
March 31, 2010(2)		0.48		0.30		0.30
April 30, 2010(2)		0.25		0.25		0.25

Notes:
(1)	Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.
(2)	On April 29, 2010 a change to our year end was made, which has changed our quarterly reporting cycle from a Sept/Dec/March/June cycle to a July/Oct/Jan/April cycle going forward.

Shareholders

On April 30, 2010, there were 36 shareholders of record of our common stock.

Dividends

We intend to retain future earnings to support our growth. Any payment of cash dividends in the future will be dependent upon: the amount of funds legally available therefore; our earnings; financial condition; capital requirements; and other factors which our Board of Directors deems relevant.

Section 15(g) of the Securities Exchange Act of 1934

The Company’s shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended, which imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by this Section 15(g), the broker/dealer must make a special suitability determination for the purchase and must have received the purchaser’s written agreement to the transaction prior to the sale. Consequently, Section 15(g) may affect the ability of broker/dealers to sell the Company’s securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and the secondary market; terms important to an understanding of the function of the penny stock market, such as “bid” and “offer” quotes, a dealers “spread” and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customer’s rights and remedies in causes of fraud in penny stock transactions; and, the NASD’s toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Recent Sales of Unregistered Securities

Other than the following, there have been no recent sales of unregistered securities:

Through a share exchange agreement executed on April 29, 2010, the Company acquired 94.8% of the issued and outstanding  common shares of General Bio Energy Inc. (‘GBE’), a Saskatchewan Corporation, in return for issuance (the ‘Exchange’) of 28,426,612 restricted shares of our common stock (the ‘Shares’) based on a ratio of 18.21 common shares of Clean Power for each 1.00 share common share of GBE submitted for exchange. At April 30, 2010, the Shares had not yet been issued and balances regarding this transaction are recorded in these financial statements as ‘Deposits’. The consenting former shareholders of GBE who will receive shares in the Exchange are non-US persons (as that term is defined in Regulation S of the Securities Act of 1933, as amended) and the Shares will  be  issued in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended. The Company’s Transfer Agent will be instructed to round up to one for any fractional interest which resulted in the calculation of the Exchange.

The Exchange will have the effect of increasing the issued and outstanding share capital of the Company from 50,0160,000 shares to 78,442,612 shares. As of April 30, 2010, the Shares have not yet been issued. The Shares will not been  registered  under the Securities Act of 1933, as amended (the  "Securities Act"). They will be deemed "restricted"  securities under the Securities Act and may not be sold or  transferred  other than  pursuant to an  effective  registration statement  under  the  Securities  Act or any  exemption  from the  registration requirements of the Securities Act.

ITEM 6.  SELECTED FINANCIAL DATA

	FISCAL 2010 $	FISCAL 2009 $	FISCAL 2008 $	FISCAL 2007 $	FISCAL 2006 $
Operating Revenue:
Quarter One - Three Months to September 30th	Nil	Nil	Nil	Nil	n/a
Quarter Two - Three Months to December 31st	Nil	Nil	Nil	Nil	n/a
Quarter Three- Three Months to March 31st	Nil	Nil	Nil	Nil	Nil
Full Year (see Note) – to June 30th* or April 30th	372,628	Nil*	Nil*	Nil*	Nil*

Net Income/(Loss):
Quarter One - Three Months to September 30th	(26,019)	(19,821)	(144,633)	(6,362)	n/a
Quarter Two - Three Months to December 31st	(27,252	(18,682)	(131,677)	(4,904)	n/a
Quarter Three- Three Months to March 31st	n/a*	(57,246)	(26,684)	(52,402)	(14,611)
Full Year (see Note) – to June 30th* or April 30th	(597,266)	(133,478)*	(325,997)	(142,411)*	(39,889)*

Earnings/(Loss) per share:
Quarter One - Three Months to September 30th	Nil	Nil	Nil	Nil	n/a
Quarter Two - Three Months to December 31st	Nil	Nil	Nil	Nil	n/a
Quarter Three- Three Months to March 31st	Nil	Nil	Nil	(0.01)	(0.01)
Full Year (see Note) – to June 30th* or April 30th	(0.01)	Nil*	Nil*	Nil*	(0.01)*

Cash:
Quarter One - Three Months to September 30th	7,203	6,793	39,098	1,389	n/a
Quarter Two - Three Months to December 31st	1,259	3,223	4,402	821	n/a
Quarter Three- Three Months to March 31st	n/a*	2,684	1,943	100,217	6,779
Full Year (see Note) – to June 30th* or April 30th	36,262	2,227*	18,506	47,430*	1,169*

Total assets:
Quarter One - Three Months to September 30th	8,086	6,793	57,373	1,389	n/a
Quarter Two - Three Months to December 31st	2,072	3,298	4,402	821	n/a
Quarter Three- Three Months to March 31st	n/a*	2,684	1,943	100,217	6,779
Full Year (see Note) – to June 30th* or April 30th	825,828	3,040*	18,506	127,535*	1,169*

Total stockholders’ equity (deficit):
Quarter One - Three Months to September 30th	(600,394)	(495,318)	(294,133)	(16,451)	n/a
Quarter Two - Three Months to December 31st	(662,527)	(513,999)	(425,810)	(18,355)	n/a
Quarter Three- Three Months to March 31st	n/a*	(571,245)	(452,495)	(70,758)	3,984*
Full Year (see Note) – to June 30th* or April 30th	(3,464,349)	(608,975)*	(475,497)	(149,500)*	(13,089)*

Cash dividends per share:
Quarter One - Three Months to September 30th	Nil	Nil	Nil	Nil	n/a
Quarter Two - Three Months to December 31st	Nil	Nil	Nil	Nil	n/a
Quarter Three- Three Months to March 31st	n/a*	Nil	Nil	Nil	Nil
Full Year (see Note) – to June 30th* or April 30th	Nil	Nil*	Nil*	Nil*	Nil*

* Note: On April 29, 2010 as a result of the reverse merger of the Company, a change to our year end was made, which has changed our quarterly reporting cycle from a Sept/Dec/March/June cycle to a July/Oct/Jan/April cycle going forward. Prior years financial data for the years ended June 30th are not comparable to the data for the year ended April 30, 2010.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Certain information included herein contains forward-looking statements that involve risks and uncertainties within the meaning of Sections 27A of the Securities Act, as amended; Section 21E of the Securities Exchange Act of 1934. These sections provide that the safe harbor for forward looking statements does not apply to statements made in initial public offerings. The words, such as "may," "would," "could," "anticipate," "estimate," "plans," "potential," "projects," "continuing," "ongoing," "expects," "believe," "intend" and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this Form 10-K and include all statements that are not statements of historical fact regarding intent, belief or current expectations of the Company, our directors or our officers, with respect to, among other things: (i) our liquidity and capital resources; (ii) our financing opportunities and plans; (iii) continued development of business opportunities; (iv) market and other trends affecting our future financial condition; (v) our growth and operating strategy. Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, the following: (i) we have incurred significant losses since our inception; (ii) any material inability to successfully develop our business plans; (iii) any adverse effect or limitations caused by government regulations; (iv) any adverse effect on our ability to obtain acceptable financing; (v) competitive factors; and (vi) other risks including those identified in our other filings with the Securities and Exchange Commission.

Purchase of Significant Equipment

Our plans include significant equipment purchases over the next twelve months, but we have not yet determined precisely what equipment will be purchased and will be reporting on this at a later date.

Personnel Plan

Our subsidiary General Bio Energy Inc. employees 8 full and part time technical and administrative staff. We expect a significant increase in the number of our employees over the next 12 month period as we implement our strategic plans. We contract with outside professionals for legal, audit, accounting, and regulatory filing services as required.

Off-Balance Sheet Arrangements

Other than the following, there are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

The Company has claimed Scientific Research and Development expenditures $560,399. As of April 30, 2009, the investment tax credits associated with these research and development expenditures of $305,717 have not been credited to comprehensive income as the final resolution of the Company’s claim with federal taxation authorities cannot be determined with certainty at this time.

Results of Operations for the Fiscal Years ended April 30, 2010 and April 30, 2009

Clean Powers operating results, for the years ended April 30, 2010 and 2009 are summarized as follows:

	Year Ended
	April 30
	2010	2009
Revenue	$372,628	$712,820
Cost of Sales	173,649	848,416
Gross Margin	198,979	(135,416)
Expenses	$725,803	$860,051
Interest expense	70,442	91,144
Net Loss	$(597,266)	$(1,086,611)

Revenues
Sales totaled $372,628 for the year ended April 30, 2010 versus $712,820 for the  year ended April 30, 2009. The two primary components of revenue were sales of canola meal and canola oil and camelina toll crushing. For the year ended April 30, 2010 canola meal sales were $nil versus $387,361 for the  year ended April 30, 2009; sales of canola oil were $26,927 versus $290,231 respectively for the same periods; and camelina crushing revenue was $333,968 versus $nil, respectively for the same periods. We project sales will continue to rise as we implement our strategic plans during the coming year.

Cost of Sales
Cost of Sales are primarily comprised of agricultural seed input stocks. Cost of sales were $173,649 for the year ended April 30, 2010 versus $848,416 for the year ended April 30, 2009. The decrease in these cost is tied directly to a decrease in sales over the same periods respectively. We cannot accurately predict our future cost of sales because this is primarily driven by the prices of agricultural commodities which vary widely based on many circumstances.

Production Expenses
Production expenses primarily comprise: repairs and maintenance, indirect production supplies, vehicle expenses, and costs related to pre-production testing. Production expenses were $61,388 versus $343,471 respectively for the twelve month periods ended April 30, 2010 versus April 30, 2009.We expect production expenses to increase significantly during the coming year as we implement our strategic plans.

Research and Development
Research and development is comprised of expenses and wages related to process and product development initiatives research and development costs totaled $nil for the year ended April 30, 2010 versus $157,169 for the year ended April 30, 2009. The year over year decrease in these costs is due to the completion of development of operational systems and the start of commercialization. We expect research and development expenses to increase moderately during the coming year.

General and Administrative Expenses
General and administrative expenses primarily comprise: rent, organizational administration expenses and the cost of bad debts. General and administrative expenses were $326,241 versus $169,036 for the twelve month periods ended April 30, 2010 versus April 30, 2009.We expect administrative fees to increase moderately during the coming year.

Depreciation
Depreciation is comprised of depreciation expenses for our capital equipment and amortization of lease expenses. Depreciation totaled $97,064 versus $67,196 respectively for the twelve month periods ended April 30, 2010 versus April 30, 2009.We expect amortization expenses to increase moderately during the coming year in line with our equipment purchases.

Salaries and Wages
Salaries and wages comprise payroll taxes and similar costs related to our management and employees. Salaries and wages totaled $126,892 for the twelve months ended April 30, 2010 versus $31,090 for the same period ended April 30, 2009. We expect salaries and wages will increase incrementally in line with our planned increase in staff levels.

Professional and Consultant Fees
Professional and consultant fees totaled $73,570 for the twelve months ended April 30, 2010 versus $44,931 for the same period ended April 30, 2009. Professional fees are primarily composed of technical consultant, legal, auditor, and accounting fees. During the coming year, we project professional fees will increase moderately.

Advertising
Advertising expenses are related to advertising purchases for the promotion of our products and include meals and entertainment. Advertising totaled $40,648 for the period ending April 30, 2010 versus $47,158 for the year ended April 30, 2009. We expect advertising expenses to increase moderately over the coming year as we implement our strategic plans.

Net Loss

We incurred a net loss of $(597,266) for the twelve months ended April 30, 2010 compared with a net loss of $(1,086,611) for the same period ended April 30, 2009. We anticipate net losses will continue during the coming year as we invest in expanding our business.

Liquidity and Capital Resources

Our financial position as at April 30, 2010 and 2009 are as follows:

Working Capital

	As at April 30, 2010	As at April 30, 2009
Current Assets	$375,421	$257,739
Current Liabilities	$2,022,715	$1,327,731
Working Capital (Deficiency)	$(1,648,294)	$(1,069,992)

Our working capital deficit increased from $(1,069,992) at April 30, 2009 to $(1,648,294) at April 30, 2010 primarily as a result of increased shareholder advances.

Cash Flows

	Year ended April 30, 2010	Year ended April 30, 2009
Net cash (used) by Operating Activities	$(310,745)	$(912,371)
Net cash (used) by Investing Activities	$(61,441)	$(77,000)
Net cash provided in Financing Activities	$389,510	$1,038,953
Increase (Decrease) in Cash during the Year	$(5,504)	$33,026
Cash, Beginning of Year	$41,766	$8,740
Cash, End of Year	$36,262	$41,766

Material Events and Uncertainties

The continuation of our business is dependent upon obtaining further financing, sales of our products, and achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to obtain further funds required for our continued operations. We will pursue various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our other obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations.

Employees

As of April 30, 2010, we employed eight employees at our subsidiary and used contracted services to perform legal services and our bookkeeping. Going forward, the Company will use consultants with specific skills to assist with various aspects of its project evaluation, due diligence, acquisition initiatives, corporate governance and property management and will hire additional staff as needed.

Critical Accounting Policies

Clean Power’s financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in NOTE 2 of our financial statements. While all these significant accounting policies impact its financial condition and results of operations, Clean Power views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on Clean Power’s financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not entered into derivative contracts either to hedge existing risk or for speculative purposes.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements, together with the report of auditors, are as follows:

INDEX TO
FINANCIAL STATEMENTS

CLEAN POWER CONCEPTS INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders of Clean Power Concepts Inc. and subsidiaries

We have audited the accompanying consolidated balance sheet of Clean Power Concepts, Inc. and subsidiaries as of April 30, 2010 and the consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements of Clean Power Concepts, Inc. and subsidiaries as of April 30, 2009 were audited by other auditors whose report dated October 1, 2009 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (“PCAOB”).  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used, significant estimates made by management and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements referred to above present fairly, in all material aspects, the consolidated financial position of the Company as of April 30, 2010 and the consolidated results of its operations and cash flows for the year then ended  in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming Clean Power Concepts, Inc. and subsidiaries will continue as a going concern.  As disclosed in the consolidated financial statements and the notes to the consolidated financial statements, Clean Power Concepts, Inc. and subsidiaries will need additional working capital for its planned activity and to service its debt.  This raises substantial doubt about Clean Power Concepts, Inc. and subsidiaries’ ability to continue as a going concern.  Management’s plans in regard to these matters are described in the notes to the consolidated financial statements.  The consolidated financial statements do not include any adjustments that might result for the outcome of this uncertainty.

/s/ Madsen & Associates CPA’s, Inc.
Madsen & Associates CPA’s, Inc.
August 13, 2010
Salt Lake City, Utah

CLEAN POWER CONCEPTS INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	April 30, 2010	April 30, 2009
ASSETS
Current Assets
Cash (Notes 2)	$36,262	$41,766
Accounts receivables (Note 2)	191,331	123,918
Prepaid expenses	22,031	7,861
Inventory (Note 5)	124,797	84,194
Total current assets	374,421	257,739
Property, Plant and Equipment (net of accumulated depreciation)	451,407	389,967
Total assets	$825,828	$647,706

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
Current Liabilities
Line of credit	97,624	160,025
Accounts payable and accrued expenses	626,416	345,893
Related party advances (Note 11)	714,763	284,411
Loans payable (Note 12)	425,900	425,900
Interest payable (Note 12)	118,781	83,309
Current portion of capital lease obligations	21,154	13,170
Current portion of long-term debt	18,077	15,023
Total current liabilities	$2,022,715	$1,327,731
Long-Term Liabilities
Capital lease obligations	20,036	27,677
Long-term debt	228,961	197,637
Total long-term liabilities	248,997	225,314
Total liabilities	$2,271,712	$1,553,045

Commitments and Contingencies (Notes 2, 7,8 - 12,14,15 & 17)	-	-

Stockholders’ Equity (Deficit)
Common shares, 1,000,000,000 shares with par value $0.001 authorized, 50,016,000 shares issued and outstanding (Note 10)	50,016	50,016
Common shares subscribed but unissued (Note 10)	2,019,459	1,823,817
Share subscriptions	(994)	(14,457)
Paid-in Capital	(658,991)	(17,216)
Accumulated deficit	(2,524,685)	(2,463,143)
Accumulated other comprehensive income (loss) (Note 2)	(196,500)	(174,859)
Total Clean Power Concepts and Subsidiaries equity	(1,311,695)	(795,741)

Non-Controlling Interest (Note 2)	(123,411)	(99,906)
Non-Controlling Interest accumulated other comprehensive (loss)	(10,778)	(9,591)
Total Non-Controlling Interest	(134,189)	(109,497)

Total stockholders’ equity (deficit)	(1,445,884)	(905,339)
Total liabilities and stockholders’ equity (deficit)	$825,828	$647,706

The accompanying notes to consolidated financial statements are an integral part of this statement

CLEAN POWER CONCEPTS INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Year ended April 30, 2010	Year ended April 30, 2009
SALES:
Canola Meal	$-	$387,361
Camelina Toll Crushing	333,968	-
Canola Oil	26,927	290,231
Other	11,733	35,228
Total Revenue	372,628	712,820
COST OF SALES	(173,649)	(848,416)
GROSS MARGIN	$198,979	$(135,416)

EXPENSES:
Production expenses	61,388	343,471
Research and development	-	157,169
General and Administrative expenses	326,241	169,036
Depreciation	97,064	67,196
Salaries and wages	126,892	31,090
Professional and consultant fees	73,570	44,931
Advertising	40,648	47,158
Total expenses	$725,803	$860,051

Net loss from operations	$(526,824)	$(995,467)
Interest expense	(70,442)	(91,144)
NET INCOME (LOSS)	$(597,266)	$(1,086,611)

Less: Net Loss attributable to Non-Controlling Interest (Note 2)	23,505	48,966
Equals: Net Loss attributable to Clean Power Concepts and Subsidiaries (Note 2)	(573,761)	(1,037,643)

Loss per common share (Note 2), basic and diluted	$(0.01)	$(0.02)
Weighted average shares outstanding (Notes 2)	50,016,000	50,016,000

OTHER COMPREHENSIVE INCOME (LOSS)
Net Income (loss)	(597,266)	(1,086,611)
Foreign currency translation adjustment	(22,829)	(184,450)
Other Comprehensive Income (Loss)	(620,095)	(1,271,061)
Less: Net Loss attributable to Non-Controlling Interest (Note 2)	23,505	48,966
Less: Foreign currency translation adjustment attributable to Non-Controlling Interest (Note 2)	1,187	9,591
Total Non-Controlling Interest	24,692	58,557
Equals: Other comprehensive income (loss) attributable to Clean Power Concepts Inc. and Subsidiaries (Note 2)	(595,403)	(1,212,504)

The accompanying notes to consolidated financial statements are an integral part of this statement

CLEAN POWER CONCEPTS INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity (Deficit)

	Common Shares	Common Stock	Paid-in Capital	Common shares subscribed but unissued	Share subscriptions	Accumulated Deficit Attributable to Clean Power Concepts Inc. and subsidiaries	Accumulated Other Comprehensive Income (loss)	Deficit Attributable to Non-Controlling Interest	Total Stockholders’ Equity
Opening Balance, May 1, 2008 - Clean Power Concepts Inc. balance	50,016,000	$50,016	$(17,216)	$—	$—	$(641,775)	$—	$—	$(608,975)
Opening Balance, May 1, 2008 - General Bio Energy Inc. balance	—	$—	$—	$—	$—	$(783,725)	$—	$(50,940)	$(834,665)
Foreign currency translation loss attributable to Non-controlling Interest April 30, 2009	—	$—	$—	$—	$—	$—	$(9,591)	$—	$(9,591)
Share subscriptions during 2009	—	$—	$—	$1,823,817	$(14,457)	$—	$—	$—	$1,809,360
Net loss for year ended April 30, 2009	—	$—	$—	$—	$—	$(1,037,643)	$(174,859)	$(48,966)	$(1,261,468)
Balance, April 30, 2009	50,016,000	$50,016	$(17,216)	$1,823,817	$(14,457)	$(2,463,143)	$(184,450)	$(99,906)	$(905,339)
Recapitalization April 29, 2010	—	$—	$(641,775)	$195,642	$—	$512,219	$—	$—	$66,087
Foreign currency translation loss April 30, 2010	—	$—	$—	$—	$—	$—	$(21,642)	$—	$(21,642)
Foreign currency translation loss attributable to Non-controlling Interest April 30, 2010	—	$—	$—	$—	$—	$—	$(1,187)	$—	$(1,187)
Share subscriptions during 2010	—	$—	$—	$—	$13,463	$—	$—	$—	$13,463
Net loss for year ended April 30, 2010	—	$—	$—	$—	$—	$(573,761)	$—	$(23,505)	$(597,266)
Balance, April 30, 2010	50,016,000	$50,016	$(658,991)	$2,019,459	$(994)	$(2,524,685)	$(207,278)	$(123,411)	$(1,445,884)

The accompanying notes to consolidated financial statements are an integral part of this statement

CLEAN POWER CONCEPTS INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year ended April 30, 2010	Year ended April 30, 2009
Cash flows from operating activities:
Net (Loss) for period	$(597,266)	$(1,086,611)
Reconciling adjustments:
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	97,064	67,196
Accrued interest on loans	31,120	91,142
Stock based payments	-	11,152
Net change in operating assets and liabilities:
Prepaid expenses	(14,170)	(3,102)
Accounts payable and accrued liabilities	280,523	116,927
Accounts receivable	(67,413)	(67,033)
Inventory	(40,603)	(42,042)
Net cash used by operating activities	(310,745)	(912,371)

Cash flows from investing activities:
Purchase of property, plant and equipment, net of accumulated depreciation	(61,440)	(77,000)
Net cash used by investing activities	(61,440)	(77,000)

Cash flows from financing activities:
Common shares issued for cash	-	651,959
Share subscriptions	(13,163)	14,457
Proceeds regarding long-term debt	34,378	-
Principal repayments regarding long-term debt	-	(2,127)
Proceeds regarding capital leases	344	-
Principal repayments regarding capital leases	-	(15,207)
Proceeds from Line of credit	-	160,025
Payments to Line of credit	(62,401)	-
Related party advances	430,352	229,846
Net cash provided by financing activities	389,510	1,038,953

Effect of foreign currency exchange rate changes on cash	(22,829)	(16,556)

Net increase (decrease) in cash	(5,504)	33,026

Cash, beginning of period	41,766	8,740

Cash, end of period	$36,262	$41,766

The accompanying notes to consolidated financial statements are an integral part of this statement

CLEAN POWER CONCEPTS INC. AND SUBSIDIARIES

Consolidated Supplementary Disclosure of Non-cash Investing and Financing Activities

	Year ended April 30, 2010	Year ended April 30, 2009
Common shares subscribed but unissued	$222,268	$1,795,203
Property, Plant and equipment	-	$89,866
Salaries and Wages	-	$13,354

The accompanying notes to consolidated financial statements are an integral part of this statement

CLEAN POWER CONCEPTS INC. AND SUBSIDIARIES

Notes to Financial Statements

NOTE 1 – Basis of Presentation

Clean Power Concepts Inc. was incorporated in the State of Nevada on October 17, 2005. On October 28, 2005, we incorporated a British Columbia company named Loma Verde Explorations Ltd. as a wholly owned subsidiary and, on April 29, 2010, we  acquired 94.8% of General Bio Energy Inc., a Saskatchewan Corporation as our primary operating subsidiary. The consolidated audited financial statements included herein have been prepared by Clean Power Concepts Inc. and its subsidiaries, General Bio Energy Inc. and Loma Verde Explorations Ltd. (collectively “Clean Power”, “We”, the “Registrant”, or the “Company”), in accordance with accounting principles generally accepted in the United States. Our financial statements are presented on a consolidated basis and include all accounts of Clean Power Concepts Inc., General Bio Energy Inc. and Loma Verde Explorations Ltd. and eliminate all intercompany balances. In management’s opinion all adjustments necessary for a fair presentation of the Company’s financial statements are of a normal recurring nature and are reflected in the periods included.

Since inception the Company has not been involved in any bankruptcy, receivership or similar proceedings and the reclassification, consolidation, or merger arrangements in which the Company has been involved are as follows: (i) The Company was originally incorporated in Nevada as Loma Verde Inc. on October 17, 2005. On March 22, 2007, the Company incorporated a wholly owned subsidiary named Clean Power Concepts Inc. in Nevada and by agreement effective April 2, 2007, Clean Power Concepts, Inc. was merged into the Company for the sole purpose of changing the name of the Company. We then became the surviving entity with the name Clean Power Concepts Inc. In conjunction with the aforementioned merger, the Company forward split its authorized, issued and outstanding common stock on a 56 new for 1 old basis. On October 26, 2009, the Company decreased its authorized common shares limit from 11,200,000,000 to 1,000,000,000; and (ii) Through a share exchange agreement executed on April 29, 2010, incorporated herein by reference (the ‘Exchange Agreement’), we acquired 94.8% of the issued and outstanding common shares of General Bio Energy Inc. (‘GBE’), a Saskatchewan Corporation, in return for the issuance (the ‘Exchange’) of 28,426,612 restricted shares of our common stock (the ‘Shares’) based on a ratio of 18.21 common shares of Clean Power for each 1.00 share common share of GBE submitted for exchange. The Shares have not been registered under the Securities Act of 1933, as amended (the "Securities Act") are be deemed "restricted" securities under the Securities Act and may not be sold or transferred other than pursuant to an effective registration statement under the Securities Act or any exemption from the registration requirements of the Securities Act.

The Company was originally organized for the purpose of acquiring and developing mineral properties and was therefore considered to be in the pre-exploration stage. Mineral claims with unknown reserves were acquired, but the Company did not establish the existence of commercially mineable ore deposits and determined it should abandon its mineral claims and pursue other business opportunities, one of which was the alternative energy business. On April 29, 2010 we acquired General Bio Energy Inc. through a reverse merger and are currently operating a business focused on the environmentally friendly green energy industry. General Bio Energy Inc. (“GBE”) was incorporated in the Province of Saskatchewan on February 14, 2006. GBE was originally named Canadian Green Fuels Inc. and changed its name to General Bio Energy Inc. on September 18, 2008. GBE commenced its pre-production stage on May 1, 2006 and began selling products in July 2008. From 2008 to 2010, GBE has continued to develop, research, and test its pilot production equipment, and refine its alternative energy technology. The Company is a producer of a range of products manufactured by crushing fuel grade oilseed. The Company’s production facility and head office is located in Regina, Saskatchewan.

Effective with the execution of our reverse merger on April 29, 2010, we changed our fiscal year end from June 30th to April 30th. These financial statements are presented in US Dollars.

The Company’s common stock is publicly traded in the NASD Over-The-Counter Market under the symbol “CPOW”.

CLEAN POWER CONCEPTS INC. AND SUBSIDIARIES

Notes to Financial Statements

NOTE 2 – Summary of Significant Accounting Policies

This summary of significant accounting policies is presented to assist in understanding Clean Power’s financial statements. The financial statements and notes are representations of the Company’s management, who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles in the United States of America and have been consistently applied in the preparation of the financial statements, which are stated in U.S. Dollars.

The financial statements reflect the following significant accounting policies:

Consolidation of Financial Statements

These financial statements include the accounts of the Company and its subsidiaries General Bio Energy Inc. and Loma Verde Explorations Ltd. on a consolidated basis. All inter-company accounts have been eliminated.

Revenue Recognition

The Company recognizes revenue from the sale of bio-diesel, additives, canola meal, and canola oil, when evidence of an arrangement exists, the product has been shipped, and the price to the buyer has been determined.

Inventory

Inventory is valued at the lower of cost and net realizable value. Cost is determined by the weighted average method. Net realizable value is the estimated selling price in the ordinary course of business, less estimated costs of completion and selling costs.

Non-Controlling Interest

As required by GAAP, the Consolidated Balance Sheet and Consolidated Statements of Operations of these financial statements include the allocation to ‘Non-Controlling Interest’ of a proportionate share of the Company’s net losses relating to the 5.2% ownership interest in General Bio Energy Inc. which is not owned by the Company.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

CLEAN POWER CONCEPTS INC. AND SUBSIDIARIES

Notes to Financial Statements

Property, plant and equipment

Property, plant and equipment are initially recorded at cost. Amortization is at rates intended to amortize the cost of assets over their estimated useful lives.

Useful life
Vehicles	5 years
Computer equipment and software	3 years
Equipment	5 years
Office furniture and equipment	7 years
Leasehold improvements	5 years
Production equipment	5 years
Tools	5 years

Earnings or (Loss) per Share

Basic loss per share is calculated by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding for the period. The denominator in this calculation is adjusted to reflect any stock splits or stock dividends.

Diluted loss per share is calculated using the treasury method which requires the calculation of diluted loss per share by assuming that any outstanding stock options with an average market price that exceeds the average exercise prices of the options for the year, are exercised and the assumed proceeds are used to repurchase shares of the Company at the average market price of the common shares for the year. An incremental per share effect is then calculated for each option. The denominator of the diluted loss per share formula is the number common shares outstanding at balance sheet date plus the incremental shares assumed to be issued from treasury for option exercises, less the number of shares assumed to be repurchased, weighted by the period they are assumed to be outstanding. This dilution calculation did not affect current fiscal year results because the Company does not have an Option Plan and has not issued any stock options.

Stock Based Compensation

The Company applies the fair value method of accounting for all stock and stock option awards. Under this method the Company measures compensation expense for stock option grants based on the fair value of the stock, or option, on the date of grant and amortizes this cost over the vesting period. In cases where vesting is immediate, the full cost of the grant is recorded on grant date. This costing calculation did not affect current fiscal year results because the Company has not made any stock awards.

Stock Based Payments

Stock based payments are recognized in the financial statements based on the value of the services received or fair value of stock issued, whichever is more reliable.

CLEAN POWER CONCEPTS INC. AND SUBSIDIARIES.

Notes to Financial Statements

Estimated Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments reflected in the financial statements approximates fair value due to the short-term maturity of the instruments. It is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Income Taxes

The Company follows the asset and liability method of accounting for future income taxes. Under this method, future income tax assets and liabilities are recorded based on temporary differences between the carrying amount of balance sheet items and their corresponding tax bases. In addition, the future benefits of income tax assets, including unused tax losses, are recognized, subject to a valuation allowance, to the extent that it is more likely than not that such future benefits will ultimately be realized. Future income tax assets and liabilities are measured using substantively enacted tax rates and laws expected to apply when the tax liabilities or assets are to be either settled or realized.

Valuation of Long-Lived Assets

Generally accepted accounting principles require that long-lived assets to be held and used by the Company be reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If changes in circumstances indicate that the carrying amount of an asset that an entity expects to hold and use may not be recoverable, future cash flows expected to result from the use of the asset and its disposition must be estimated. If the undiscounted value of the future cash flows is less than the carrying amount of the asset, impairment is recognized. Management believes there have been no impairment to the property, plant and equipment of the Company as at April 30, 2010 and 2009.

Foreign Currency

The consolidated books of the Company are maintained in United States dollars and this is the Company’s functional and reporting currency. The books of General Bio Energy Inc. are maintained in Canadian Dollars and the consolidation of GBE into the Company results in foreign currency translation adjustments which are recognized as other comprehensive income. Transactions denominated in other than the United States dollar are translated as follows with the related transaction gains and losses being recorded in the Statements of Operations:

(i)	Monetary items are recorded at the rate of exchange prevailing as at the balance sheet date;
(ii)	Non-Monetary items including equity are recorded at the historical rate of exchange; and
(iii)	Revenues and expenses are recorded at the period average in which the transaction occurred

CLEAN POWER CONCEPTS INC. AND SUBSIDIARIES.

Notes to Financial Statements

Cash and Cash Equivalents

The Company considers cash and cash equivalents to consist of cash on hand and demand deposits in banks with an initial maturity of 90 days or less.

The carrying value of cash (bank indebtedness), accounts receivable, accounts payables and accruals approximate fair value due to their immediate or relatively short term maturity. The fair value of long-term debt approximates amortized cost due the interest rates approximating prime lending costs of similar debt. The fair value of the shareholder loan receivable/payable is not determinable as there is no interest rate and no set repayments terms.

Risk Management

The Company’s activities expose it to a variety of financial risks, including risks related to interest rate, credit, and cash flow risk.

Interest rate risk

The Company’s interest rate risk is limited to the fluctuation of floating rates on its outstanding long-term debt. The interest rate is a floating rate of prime plus 1%. A change in the Company’s floating rate of plus or minus 2% would result in the Company’s interest expense increasing or decreasing by $5,129.

Credit risk

The Company is exposed to credit risk as a result of selling product to customers on credit. The maximum value of the Company’s credit risk is $466,779 which is the amount due from customers. Credit risk is managed by the Company by regularly reviewing outstanding account balances, and by dealing with reputable customers.

Cash Flow Risk

The Company is exposed to cash flow, risk, which is the risk of not having sufficient cash resources to pay down liabilities while continuing to expand the plant capabilities. The Company has managed its cash flow risk by regularly following up on its accounts receivable, shareholder advances, and private investments.

Risks and Uncertainties

The Company is subject to substantial business risks and uncertainties inherent in starting a new business. There is no assurance the Company will be able to generate sufficient revenues or obtain sufficient funds necessary to succeed in its new business venture.

CLEAN POWER CONCEPTS INC. AND SUBSIDIARIES.

Notes to Financial Statements

Comprehensive income (loss)

Comprehensive income (loss) includes all changes in equity of the Company. Comprehensive income (loss) is the total of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) comprises revenues, expenses, gains and losses that, in accordance with United States generally accepted accounting principles, require recognition, but are excluded from net income (loss). The books of General Bio Energy Inc. are maintained in Canadian Dollars and the consolidation of GBE into the Company results in foreign currency translation adjustments which are recognized as other comprehensive income.

Recent Accounting Pronouncements

Various accounting pronouncements have been issued during 2010 and 2009, none of which are expected to have a material effect on the financial statements of the Company.

Reclassifications

Certain prior period amounts have been reclassified to conform to current year presentation.

Other

The Company paid no dividends during the periods presented.

The Company consists of one reportable business segment.

As at year end April 30, 2010 the Company's assets with carrying value are located in Canada.

Advertising is expensed as it is incurred.

We did not have any off-balance sheet arrangements as at April 30, 2010 or April 30, 2009.

NOTE 3 – Going Concern

These financial statements have been prepared on a going concern basis and do not reflect the adjustments or reclassification of assets and liabilities which would be necessary if the Company were unable to continue its operations. At April 30, 2010, the Company had not yet achieved profitable operations, incurred net losses of $(597,266) in 2010 and  $(1,086,611) in 2009 and has accumulated an operating losses since its inception, had working capital deficiency of $(3,666,759) in 2010 and $(2,879,352) in 2010 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to attain profitable operations and generate funds there from, and to continue to obtain borrowings or capital from third parties sufficient to meet current and future obligations.  Management is confident the company will attain profitable operations in the near term. During the year ended April 30, 2010, we addressed the going concern issue by raising cash of $430,352 in shareholder advances and $34,378 in loans from other parties. The Company’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to successfully fulfill its business plan. Management plans to attempt to raise additional funds to finance the operating and

CLEAN POWER CONCEPTS INC. AND SUBSIDIARIES.

Notes to Financial Statements

capital requirements of the Company through a combination of equity and debt financings. While the Company is making its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. The accompanying financial statements do not include any adjustments that might result from the resolution of these matters.

NOTE 4 – Line of Credit

GBE established a line of credit with a supplier for input stock. The line of credit has a maximum limit of $198,807. The line of credit has an interest rate of 10%, and is unsecured. The line of credit is repayable on demand. The balances due on the line of credit were $97,624 and $160,025 respectively for the years ended April 30, 2010 and April 30, 2009.

NOTE 5 – Inventory

Inventory consists of the following balances:

	2010	2009
Canola / raw materials	93,514	-
Packaging materials	-	7,857
Bio-diesel	2,316	567
Bio-additives	10,890	7,541
Canola meal	1,035	545
Canola oil	17,041	67,684
Totals	124,796	84,194

NOTE 6 – Property, plant and equipment

			2010	2009
		Accumulated	Net book	Net book
	Cost	depreciation	value	value
Vehicles	19,565	11,850	7,715	49,733
Computer equipment and software	8,974	4,299	4,675	4,627
Equipment	82,317	28,440	53,877	69,605
Office furniture and equipment	7,370	4,721	2,649	6,801
Leasehold improvements	46,327	21,626	24,701	31,322
Production equipment	517,112	160,012	357,100	227,015
Tools	959	269	690	864
Totals	682,624	231,217	451,407	389,967

CLEAN POWER CONCEPTS INC. AND SUBSIDIARIES.

Notes to Financial Statements

NOTE 7 – Capital lease obligations

Future minimum lease payments on obligation under capital leases are as follows:

Year		$
2011			21,154
2012			14,143
2013			5,893
	Totals		$41,190

Less: imputed interest			$2,818

Less: current portion			$21,154

Long-term			$17,218

NOTE 8 – Long-term debt

Description of loan	Interest rate	Repayment terms	Maturity date
Loan 1 - first security interest in all present and acquired personal property. Seventy five percent of the outstanding balance has been personally guaranteed by shareholders.	Fixed interest rate of 9.6%	Interest is to be paid monthly. Principal repayments of $2,315 per month commence November 2009.	October 2018	$250,000

Loan 2 - first security interest in all present and acquired personal property. Seventy five percent of the outstanding balance has been personally guaranteed by shareholders.	Variable interest rate of base plus 1%. The rate was 5.75% as of April 30, 2010	Interest is to be paid monthly. Principal repayments of $165 per month commence February 2008.	January 2013	$7,425

		Less: current portion		$18,077

		Long-term		$228,961

		Total long-term debt		$247,038

CLEAN POWER CONCEPTS INC. AND SUBSIDIARIES.

Notes to Financial Statements

Aggregate maturities of long-term debt in each of the next five years are estimated as follows:

Year	$
2011	29,583
2012	29,583
2013	29,583
2014	29,583
2015 and thereafter	128,706

NOTE 9 – Commitments and Contingencies

The Company leases a building from a related party on a monthly basis.  The monthly lease payment is $2,982.

On October 9, 2009, Shafer Commodities Inc. of Vancouver, BC, Canada filed a Statement of Claim for $24,345 in the Court of Queen's Bench Saskatoon against General Bio Energy Inc. pursuant to an invoice dispute. In respect of this matter, General Bio Energy is the plaintiff in a counterclaim against Shafer Commodities Inc. of Vancouver, BC, Canada in respect to an amount of $68,171 owed by Shafer Commodities to General Bio Energy Inc. A court date to settle this matter has not yet been set.

Subsequent to the year ended April 30, 2010, the Company was served with a notice of an odor complaint against its plant in Regina. The court date for this matter is September 9, 2010. The maximum fine the Company might be required to pay regarding this matter is 4,970.

NOTE 10 – Common shares and Common Shares Subscribed but Unissued

Common Shares

During the year ended April 30, 2010, a director of the Company who had submitted $34,600 to the Company for a private placement subscription requested that his subscription be withdrawn and that the funds provided be recorded on the books of the Company as a loan advance. The Company complied with this request.

Common Shares Subscribed but Unissued

At the balance sheet date of April 30, 2010, the Company had not issued shares arising from a share exchange agreement executed on April 29, 2010 and these share balances were recorded as shares subscribed but not issued.

The event leading to was the Company’s acquisition of 94.8% of the issued and outstanding  common shares of General Bio Energy Inc. (‘GBE’), a Saskatchewan Corporation, in return for issuance (the ‘Exchange’) of 28,426,612 restricted shares of our common stock (the ‘Shares’) based on a ratio of 18.21 common shares of Clean Power for each 1.00 share common share of GBE submitted for exchange. At April 30, 2010, the Shares had not yet been issued and balances regarding this transaction are recorded in these financial statements as a ‘Derivative Liability’. The consenting former shareholders of GBE who will receive shares in

CLEAN POWER CONCEPTS INC. AND SUBSIDIARIES.

Notes to Financial Statements

the Exchange are non-US persons (as that term is defined in Regulation S of the Securities Act of 1933, as amended) and the Shares will  be  issued in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended. The Company’s Transfer Agent will be instructed to round up to one for any fractional interest which resulted in the calculation of the Exchange.

The Exchange will have the effect of increasing the issued and outstanding share capital of the Company from 50,0160,000 shares to 78,442,612 shares. As of April 30, 2010, the Shares have not yet been issued. The Shares will not been  registered  under the Securities Act of 1933, as amended (the  "Securities Act"). They will be deemed "restricted"  securities under the Securities Act and may not be sold or  transferred  other than  pursuant to an  effective  registration statement  under  the  Securities  Act or any  exemption  from the  registration requirements of the Securities Act. As recorded in the Exchange Agreement, Mr. Michael Shenher is the sole director, President and CEO, and 66.8% majority shareholder of General Bio Energy Inc. and is also the sole director, and President and CEO of Clean Power Concepts Inc.

NOTE 11 – Related Party Advances

During the year ended April 30, 2010, a director of the Company who had submitted $34,600 to the Company for a private placement subscription requested that his subscription be withdrawn and that the funds provided be recorded on the books of the Company as an advance. The Company complied with this request.

At April 30, 2010 the Company had shareholder advances owing to two related parties totaling $689,912. Mr. Michael Shenher was owed $614,980 and Mr. Cory Turner was owed $99,783. These advances are uncollateralized, have no fixed repayment dates, do not accrue interest, and are callable at any time. During the twelve months ended April 30, 2010 these related party advances increased by $430,352. The increase was composed of: (i) advances to General Bio Energy Inc. of $385,352 by Michael Shenher; and (i) a conversion by Cory Turner of a $45,000 account payable balance due to him to a shareholder advance.

NOTE 12 – Loans

At April 30, 2010, the Company had loans outstanding from two shareholders in the amount of $24,851 each. These loans are uncollateralized, have no fixed repayment date, are callable at any time and has an interest rate of 12% calculated on a daily basis. During the year ended April 30, 2010, these loans accrued interest of $6,337.

At April 30, 2010, the Company had loans payable and interest payable to three private companies totaling $425,900 and $118,781 respectively. These loans are uncollateralized, accrue interest at 10% per annum, are payable on demand and have no fixed repayment dates.

CLEAN POWER CONCEPTS INC. AND SUBSIDIARIES.

Notes to Financial Statements

NOTE 13 – Related Party Transactions

During the period, the following transactions with related entities / persons were conducted:

(i)        The Company occupies leased premises subject to minimum monthly rent of $2,982.  The premises are leased from a corporation controlled by a group of GBE shareholders. Rent payments of $39,113 and $30,190 were paid to the related Company during the periods ended April 30, 2010 and April 30, 2009, respectively.

(ii)       At April 30, 2010 the Company has shareholder advance owing to related parties totaling $689,912. These advances are uncollateralized, have no fixed repayment dates, do not accrue interest, and are callable at any time. During the twelve months ended April 30, 2010 these shareholders loan increased by $430,352.

(iii)      Compensation paid to the Company’s CEO Mr. Michael Shenher totaled $53,518  and $123,741 during the years ended April 30, 2010 and April 30, 2009. Mr. Shenher converted wages owing to him to shareholder advances during the year ended April 30, 2010.

(iv)      Compensation owed to Mr. Cory Turner, the Company’s Secretary and Treasurer, who had also held the position CEO for the year ended April 30, 2009, totaled $45,000. During the year ended April 30, 2010, Mr. Turner agreed to convert this $45,000 account payable balance to a shareholder advance.

NOTE 14 – Stock based payments

The Company recognized stock based compensation payments of $113,661 and $103,220 for the years ended April 30, 2010 and April 30, 2009 respectively.

The stock based compensation payments are detailed as follows:

The Company accepted subscription deposits of $113,661 in return for the settlement of trade payables during the period ended April 30, 2010. Shares regarding these deposits have not yet been issued.

Salaries and wages for employees of $13,354 were recognized during the period ended April 30, 2009 for which remuneration was granted in stock. Valued at $99 per share 135 class C shares were granted to the employees.

The Company issued 678 class C common shares for total consideration of $67,609 for the purchase of equipment during the period ended April 30, 2009. The class C shares were issued at the rate of $99 per share, which is at the same rate at which cash investors subscribed to the class C shares.

The Company issued 4,500 class A shares for total consideration of $22,257 for the purchase of production equipment during the period ended April 30, 2009.  The class A shares were issued for at a rate of $5 per share.

CLEAN POWER CONCEPTS INC. AND SUBSIDIARIES.

Notes to Financial Statements

NOTE 15 – Taxes

Due to the change of control of the Company during the year ended April, 30, 2010, under Section 382 of the Internal Revenue Code, there may be limitations on the amount of Net Operating Loss carryforwards the Company will be able to use in the future. Some of the loss carryforwards may be unusable.

Income taxes at the statutory rate are reconciled to the Company’s actual income taxes as follows:

Income tax benefit at statutory rate resulting from net operating Loss carryforward	(35%)
Deferred income tax valuation allowance	35%
Actual tax rate	0%

The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows (“NOL” denotes Net Operating Loss):

Year Ending	Estimated NOL Carry-forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Net Tax Benefit
2008	$(1,473,688)	2028	$515,791	$(515,791)	$—
2009	$(1,086,609)	2029	$380,313	$(380,313)	$—
2010	$(536,996)	2030	$187,949	$(187,949)	$—
	$(3,097,293)		$1,084,053	$(1,084,053)	$—

The total valuation allowance for the year ended April 30, 2010 is $(1,084,053) which increased by $(187,949) for the year ended April 30, 2010

NOTE  16 – Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through August 13, 2010, which is the date these consolidated financial statements were issued.

Subsequent to the year ended April 30, 2010, the Company was served with a notice of an odor complaint against its plant in Regina. The court date for this matter is September 9, 2010. The maximum fine the Company might be required to pay regarding this matter is $4,970.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with our accountants regarding accounting and financial disclosure matters.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e). The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching the Company's desired disclosure control objectives. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company's certifying officer has concluded that the Company's disclosure controls and procedures are ineffective in reaching that level of assurance.

As of the end of the period being reported upon, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management's Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Section 13a-15(f) of the Securities Exchange Act of 1934, as amended). Internal control over financial reporting is a process designed by, or under the supervision of, the Company's CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in conformity with U.S. generally accepted accounting principles and include those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

As of April 30, 2010, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the criteria established by COSO management concluded that the Company's internal control over financial reporting was not effective as of April 30, 2010, as a result of the identification of the material weaknesses described below.

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Specifically, management identified the following control deficiencies: (1) The Company has not properly segregated duties as one or two individuals initiate, authorize, and complete all transactions. The Company has not implemented measures that would prevent the individuals from overriding the internal control system. The Company does not believe that this control deficiency has resulted in deficient financial reporting because the Chief Financial Officer is aware of his responsibilities under the SEC's reporting requirements and personally certifies the financial reports; (2) The Company has installed accounting software that does not prevent erroneous or unauthorized changes to previous reporting periods and does not provide an adequate audit trail of entries made in the accounting software. Accordingly, while the Company has identified certain material weaknesses in its system of internal control over financial reporting, it believes that it has taken reasonable steps to ascertain that the financial information contained in this report is in accordance with generally accepted accounting principles. Management has determined that current resources would be appropriately applied elsewhere and when resources permit, they will alleviate material weaknesses through various steps.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

During the last quarter of the Company’s fiscal year ended April 30, 2010, the Certifying Officers reviewed our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f)) under the Exchange Act as of the Evaluation Date and concluded that no changes occurred in such control or in other factors during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Deficiencies identified include the inadequate segregations of duties, lack of controls over procedures used to enter transactions into the general ledger, and lack of appropriate review of the reconciliations and supporting workpapers used in the financial close and reporting process. Due to the potential pervasive effect on the financial statement account balances and disclosures and the importance of the annual and interim financial closing and reporting process, in the aggregate, management concluded that there was more than a remote likelihood that a material misstatement in our annual or interim financial statements could occur and would not be prevented or detected.

Remediation Plan

Addition of staff
We have identified that additional staff will be required to properly segment the accounting duties of the Company. However, we do not currently have resources to fulfill this part of our plan and will be addressing this matter once sufficient resources are available.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Our directors and officers, as of April 30, 2010, were as set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors. The term of the directors listed below is each one year. All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Positions Held with the Company	Age	Date First Elected or Appointed to Current Positions
Michael Shenher	Director, Chair, President and Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer	44	February 3, 2010

Cory Turner	Director, Secretary and Treasurer	34	February 3, 2010

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each of our current directors and executive officers, indicating their principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Michael Shenher - President & CEO, CFO, PAO, Board Chair, and Director
Michael Shenher has 25 years business experience in progressively more responsible management and entrepreneurial positions. Mr. Shenher founded General Bio Energy Inc. GBE was originally an alternative energy company and evolved into a bio oil refinery enterprise specializing in petroleum and protein based product supplements and replacements such as GBE’s MOPO brands of environmentally friendly high performance lubricants. Mr. Shenher’s employment background also includes: President & CEO of GBE’s predecessor Canadian Green Fuels, 2006-2010; Chief of Staff to a Canadian Federal Member of Parliament 2004-2007; General Manager, Shenher Insurance and Financial Services 1997-2006; and Regional Manager, Equifax Canada Inc. 1992-1997. Michael Shenher is also founder and Vice President of Shenher Real Estate and Mortgage Ltd. Mr. Shenher has participated on Saskatchewan’s roundtable contributing to the Canada West Foundation’s position paper entitled ‘Canada's Power Play: The Case for a Canadian Energy Strategy for a Carbon-Constrained World’ and Mr. Shenher is a former member of the ‘Biofuels and Bioproducts Sector Team’ of Enterprise Saskatchewan which reports directly to the Saskatchewan Minister of Enterprise on alternative energy policy matters. Mr. Shenher is a 2005 recipient of the Saskatchewan Centennial Medal of Honour and is a former board member of City of Regina Parks and Recreation Advisory Board; the Better Business Bureau; and numerous other community, charity, sports and business advocacy boards.

Cory Turner - Director, Secretary and Treasurer
Mr. Turner is the former President, CEO and CFO of our company. On February 3, 2010 he was appointed as Secretary and Treasurer and on May 12, 2010 was re-appointed as a director. Mr. Turner brings an expertise in marketing and sales of advancing technology to our company and has been involved in the wireless industry for over 10 years, as a senior sales executive for Wireless Age Communications Ltd., a publicly traded company based in Western Canada. Prior to that Cory was involved in the management of hospitality establishments where he developed and initiated major training programs.

Family Relationships

There are no family relationships among our directors or executive officers.

(As recorded in the Exchange Agreement, Mr. Michael Shenher is the sole director, President and CEO, and 66.8% majority shareholder of General Bio Energy Inc. and is also the sole director, and President and CEO of Clean Power Concepts Inc.)

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years, no present or former director or executive officer of the Company: (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities:

(i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of illegal business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Audit Committee Financial Expert

In 2006 the Board delegated responsibilities of the Audit Committee to the full Board. Due to the fact that the Company is in its Development Stage, it has not yet been able to recruit and compensate a financial expert for the Audit Committee.

Compliance With Section 16(a) of the Exchange Act - Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act as amended requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities (the "10% Stockholders"), to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Officers, directors and 10% Stockholders of the Company are required by Commission regulation to furnish the Company with copies of all Section 16(a) forms so filed.

Based solely upon a review of filings made and other information available to it, the Company believes that each of the Company's present Section 16 reporting persons filed all forms required of them by Section 16(a) during the year ended April 30, 2010.

Based solely upon a review of the Forms 3, 4, and 5 furnished to us for the fiscal year ended April 30, 2010, we have determined that our directors, officers, and greater than 10% beneficial owners complied with all applicable Section 16 filing requirements.

Code of Ethics and Conduct

The Board approved a code of ethics and conduct which was filed as an exhibit to our registration statement on Form SB-2 filed May 1, 2006 and is incorporated herein by this reference.

Director Compensation

During the year ended April 30, 2010, there were no cash payments, nor stock or option grants made to any directors.

ITEM 11.  EXECUTIVE COMPENSATION

The particulars of compensation paid by our company to the following persons:
(a)	our principal executive officer;
(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended April 30, 2010 and April 30, 2009; and
(c)
up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as an executive officer at the end of the year ended April 30, 2010, who we will collectively refer to as our named executive officers are set out in the following

Summary compensation table:

Name and Principal Positions	Fiscal Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards/SARs ($) (1)	Securities Underlying Options/SARs (#)	LTIP Payouts ($) (2)	All Other Compensation ($)(3)

Michael Shenher	2010	US$123,741	N/A	N/A	N/A	N/A	N/A	N/A
President and CEO, CFO, PAO, Chair, and Director(4)	2009	US$ 53,518	N/A	N/A	N/A	N/A	N/A	N/A

Cory Turner	2010	N/A	N/A	N/A	N/A	N/A	N/A	N/A
President and CEO, and Director(5)	2009	N/A	N/A	US$30,000	N/A	N/A	N/A	N/A

Notes:
(1)	SAR’s are “Stock Appreciation Rights”. We have to date not issued any SARs.
(2)	LTIP’s are “Long-Term Incentive Plans”. We have to date not created and LTIPs.
(3)	There are no compensatory plans or arrangements with respect to our executive officers resulting from their resignation, retirement or other termination of employment or from a change of control.
(4)	Effective February 3, 2010, Mr. Michael Shenher was appointed as a Director, President, Chief Executive Officer, Chief Financial Officer and as the Principal Accounting Officer of our company.
(5)	Effective February 3, 2010, Mr. Cory Turner resigned his positions as Director, President, Chief Executive Officer Chief Financial Officer, and Principal Accounting Officer of our company and was appointed as Secretary and Treasurer of our company. On May 12, 2010, Mr. Turner was re-appointed as a director of our company.

Outstanding Equity Awards

As of April 30, 2010, we have not made any stock awards to our directors and/or executive officers, and there is no equity incentive award plan in place.

Option/SAR Grants in Last Fiscal Year
Name	Number of Securities Underlying Options or SAR’s (#)	Percentage of Total Options or SARs Granted to Employee in Fiscal Year	Exercise Price ($/share)	Expiration Date	Grant Date Value ($)

(no grants made)	Nil	-	-	-	-

Aggregated Option/SAR Exercises and Fiscal Year-End Options/SAR Table
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at FY-end (#)		Value of Unexercised In-the-Money Options/SARs at FY-End ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable

(no grants made)	Nil	Nil	Nil	Nil	Nil	Nil

The Company has not adopted an Options Plan.

No retirement, pension, profit sharing, or insurance programs or other similar programs have been adopted by us for the benefit of our employees.

The Company has not yet established a Compensation Committee of the Board and plans to do so in the near future.

The Company does not have an employment agreement with its President & CEO and there is no policy in place which creates a relationship between corporate performance and executive or director compensation.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Under the rules of the Commission, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security.  Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase our common stock.

The following table sets forth, as of April 30, 2010, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers, and all of our directors and executive officers as a group.  Each person has sole voting and investment power with respect to the shares of common stock.  Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name	Amount and Nature of Beneficial Shares Owned(1)	Percent of Outstanding Ownership(2)
Michael Shenher Director, Chair, President & CEO, CFO, and PAO	18,998,129 restricted common shares(3) (nil at April 30, 2010) (3)	24.2%

Cory Turner Director, Secretary & Treasurer	Nil	Nil

All Officers, Directors and Control Persons as a Group	18,998,129 restricted common shares(3) (nil at April 30, 2010) (3)	24.2%

Jody Shenher	18,998,129 restricted common shares(3) (nil at April 30, 2010) (3)	24.2%

Notes:

(1)	Based on 78,442,612 shares of common stock issued and outstanding as of April 29, 2010. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2)	No member of Management has the right to acquire within sixty days through options, warrants, rights, conversion, privilege or similar obligations any security of the Company.

(3)	When shares are issued regarding our reverse merger, Mr. Shenher directly owns 9,237,569 restricted common shares and is deemed to beneficially own an additional 9,760,560 restricted common shares through the ownership by his wife, Mrs. Jody Shenher, of 9,705,930 restricted common shares and the ownership by his minor son, Matthew of 54,630 restricted common shares.

Change in Control

We are not aware of any arrangement that might result in a change of control of our Company in the future.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Management and Others

During the year ending April 30, 2010 related party transactions which exceeded $60,000 in value included the payment of $123,741 in salary to our CEO.

Certain Business Relationships

None to report.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

In its capacity as the Audit Committee, the Board of Directors pre-approves all audit (including audit-related) and permitted non-audit services to be performed by the independent auditors. The Board of Directors annually approves the scope and fee estimates for the year-end audit to be performed by the Corporation’s independent auditors for the fiscal year. With respect to other permitted services, the Board of Directors pre-approves specific engagements, projects and categories of services on a fiscal year basis, subject to individual project and annual maximums. To date, the Company has not engaged its auditors to perform any non-audit related services.

Audit Fees
The aggregate fees billed for the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory engagements for those fiscal years was:

2010 – $4,335 – Madsen & Associates CPAs Inc.
2009 – $5,485 – Madsen & Associates CPAs Inc.
2009 – $43,647 – Meyers Norris Penny

Audit - Related Fees
The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported in the preceding paragraph:

2010 – $Nil – Madsen & Associates CPAs Inc.
2009 – $Nil – Madsen & Associates CPAs Inc.
2009 – $Nil – Meyers Norris Penny

Tax Fees
The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2010 – $Nil – Madsen & Associates CPAs Inc.
2009 – $Nil – Madsen & Associates CPAs Inc.
2009 – $Nil – Meyers Norris Penny

All Other Fees
The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2010 – $Nil – Madsen & Associates CPAs Inc.
2009 – $Nil – Madsen & Associates CPAs Inc.
2009 – $Nil – Meyers Norris Penny

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

No.	Exhibit Description

3.1	Articles of Incorporation*
3.2	Certificate of Amendment of Articles of Incorporation*
3.2	Bylaws*
10.1	Share Exchange Agreement**
14.1	Code of Ethics*
31.1	Certificate of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*    Filed as an exhibit to our registration statement on Form SB-2 filed May 1, 2006 and incorporated herein reference
*    Filed as an exhibit to a Current Report on Form 8K May 3, 2010 and incorporated herein reference

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

CLEAN POWER CONCEPTS INC.

/s/ Michael Shenher
Michael Shenher
President and Chief Executive Officer, Chief Financial Officer,
Principal Accounting Officer, Director and Board Chair

/s/Cory Turner
Cory Turner
Secretary and Treasurer,

Dated: August 13, 2010

Pursuant to the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Michael Shenher
Michael Shenher
President and Chief Executive Officer, Chief Financial Officer,
Principal Accounting Officer, Director and Board Chair

 /s/Cory Turner
Cory Turner
Secretary and Treasurer, Director

Dated: August 13, 2010