Form 10-Q
period 2010-07-31
CLEAN POWER CONCEPTS INC.
filed 2010-09-20
CIK 1357594

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

 For the Quarter Ended July 31, 2010

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.   Yes ☐   No ☒

The issuer had 50,016,000 shares of common stock issued and outstanding as of September 20, 2010.

CLEAN POWER CONCEPTS INC. AND SUBSIDIAIRIES

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (unaudited)

Period Ended July 31, 2010

CLEAN POWER CONCEPTS INC. AND SUBSIDIAIRIES
Consolidated Balance Sheets

	July 31, 2010	April 30, 2010
ASSETS
Current Assets
Cash	$11,416	$36,262
Accounts receivable and taxes	118,629	191,331
Prepaid expenses	29,209	22,031
Inventory	57,265	124,797
Total current assets	216,519	374,421
Plant, Property and Equipment (net of accumulated depreciation)	447,289	451,407
Total assets	$663,808	$825,828

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
Current Liabilities
Line of credit	95,128	97,624
Accounts payable and accrued expenses	502,706	626,416
Related party advances (Notes 4 and 6)	738,823	714,763
Loans payable (Note 5)	740,305	425,900
Interest payable (Note 5)	15,479	118,781
Current portion of capital lease obligations	15,368	21,154
Current portion of long-term debt	21,491	18,077
Total current liabilities	$2,129,300	$2,022,715
Long-Term Liabilities
Capital lease obligations	20,602	20,036
Long-term debt	212,072	228,961
Total long-term liabilities	232,674	248,997
Total liabilities	$2,361,974	$2,271,712

Commitments and Contingencies (Notes 2, 7 and 8)	-	-

Stockholders’ Equity (Deficit)
Common shares, 1,000,000,000 shares with par value $0.001 authorized, 50,016,000 shares issued and outstanding (Note 7)	50,016	50,016
Common shares subscribed but not issued (Note 7)	2,019,459	2,019,459
Share subscriptions	(994)	(994)
Paid-in Capital	(17,216)	(658,991)
Accumulated deficit in the Development Stage	(3,397,585)	(2,524,685)
Accumulated other comprehensive (loss)	(203,307)	(196,500)
Total Clean Power Concepts and Subsidiaries equity	(1,549,627)	(1,311,695)
Non-Controlling Interest (Note 2)	(136,150)	(123,411)
Non-Controlling Interest accumulated other comprehensive (loss)	(12,389)	(10,778)
Total Non-Controlling Interest	(148,539)	(134,189)
Total stockholders’ equity (deficit)	(1,698,166)	(1,445,884)
Total liabilities and stockholders’ equity (deficit)	$663,808	$825,828

The accompanying notes to financial statements are an integral part of these consolidated financial statements

CLEAN POWER CONCEPTS INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income

	Three Months ended July 31, 2010	Three Months ended July 31, 2009
SALES:
Canola Meal	$96,485	$-
Canola Oil	94,648	18,785
Other	6,125	5,746
Total Revenue	197,258	24,531
COST OF SALES	(183,609)	(31,764)
GROSS PROFIT	$13,649	$(7,233)

EXPENSES:
Production expenses	63,220	895
General and Administrative expenses	140,768	52,086
Depreciation	23,262	50,676
Salaries and wages	-	41,390
Professional and consultant fees	31,693	4,363
Advertising	5,716	6,779
Investor relations	11,189	2,096
Total expenses	$275,848	$158,285

Net loss from operations	$(262,199)	$(165,518)
Interest expense	(21,040)	(20,844)
NET INCOME (LOSS)	$(283,239)	$(186,362)

Less: Net Loss attributable to Non-Controlling Interest (Note 2)	12,739	9,072
Equals: Net Loss attributable to Clean Power Concepts and Subsidiaries (Note 2)	(270,500)	(177,290)

Loss per common share (Note 2), basic and diluted	$(0.01)	$(0.00)
Weighted average shares outstanding (Notes 2)	50,016,000	50,016,000

OTHER COMPREHENSIVE INCOME (LOSS)
Net Income (loss)	(283,239)	(186,362)
Foreign currency translation adjustment	(31,246)	(59,653)
Other Comprehensive Income (Loss)	(314,485)	(246,015)
Less: Net Loss attributable to Non-Controlling Interest (Note 2)	12,739	9,072
Less: Foreign currency translation adjustment attributable to Non-Controlling Interest (Note 2)	1,611	3,107
Equals: Other comprehensive income (loss) attributable to Clean Power Concepts and Subsidiaries (Note 2)	(300,135)	(233,836)

The accompanying notes to financial statements are an integral part of these consolidated financial statements

CLEAN POWER CONCEPTS INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Three Months ended July 31, 2010	Three Months ended July 31, 2009
Cash flows from operating activities:
Net Income (Loss) for period	$(283,239)	$(186,362)
Reconciling adjustments:
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	23,262	50,676
Accrued interest on loans	15,479	10,648
Stock based payments	-	-
Net change in operating assets and liabilities:
Prepaid expenses	(7,178)	(937)
Accounts payable and accrued expenses	(123,710)	28,057
Accounts receivable and taxes	72,702	(15,455)
Share subscription receivable	-	(14,457)
Inventory	(12,308)	(14,752)
Net cash (used) by operating activities	(314,992)	(142,572)

Cash flows from investing activities:
Sales of property, plant and equipment	4,118	2,037
Net cash provided by investing activities	4,118	2,037

Cash flows from financing activities:
Common shares issued for cash	-	21,883
Proceeds (principal repayments) regarding loans	314,405	72,222
Proceeds (principal repayments) regarding capital leases	(5,220)	1,423
Proceeds (principal repayments) regarding long-term debt	(13,475)	36,368
Line of credit	(2,496)	12,281
Related party advances and shareholder loans	24,060	71,594
Net cash provided by financing activities	317,274	215,771

Effect of foreign currency exchange rates on cash	(31,246)	(59,653)

Net increase (decrease) in cash	(24,846)	15,583

Cash, beginning of period	36,262	40,629

Cash, end of period	$11,416	$56,212

The accompanying notes to financial statements are an integral part of these consolidated financial statements

CLEAN POWER CONCEPTS INC. AND SUBSIDIARIES
Consolidated Supplementary Disclosure of Non-cash Investing and Financing Activities

	Three Months ended July 31, 2010	Three Months ended July 31, 2009
Shares issued for purchase of inventory	$79,840	$-
Shares issued for purchase of plant, property and equipment	-	544,257

The accompanying notes to financial statements are an integral part of these consolidated financial statements

CLEAN POWER CONCEPTS INC. AND SUBSIDIAIRIES

Notes to Consolidated Financial Statements
(Unaudited)

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

CLEAN POWER CONCEPTS INC. AND SUBSIDIAIRIES

Notes to Consolidated Financial Statements
(Unaudited)

Effective with the execution of our reverse merger on April 29, 2010, we changed our fiscal year end from June 30th to April 30th. These financial statements are presented in US Dollars.

The Company’s common stock is publicly traded in the NASD Over-The-Counter Market under the symbol “CPOW”.

The consolidated unaudited financial statements included herein have been prepared the Company in accordance with accounting principles generally accepted in the United States for interim financial information. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the April , 2010 audited financial statements and the accompanying notes included in the Company’s Form 10-K filed with the Securities and Exchange Commission. The results of operations for the interim periods are not necessarily indicative of the results for the full year. In management’s opinion all adjustments necessary for a fair presentation of the Company’s financial statements are of a normal recurring nature and are reflected in the interim periods included.

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

CLEAN POWER CONCEPTS INC. AND SUBSIDIAIRIES

Notes to Consolidated Financial Statements
(Unaudited)

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

CLEAN POWER CONCEPTS INC. AND SUBSIDIAIRIES

Notes to Consolidated Financial Statements
(Unaudited)

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

Plant, Property, and Equipment

Capital assets are recorded at cost. Depreciation is recorded based on estimated useful lives of assets at time of acquisition.

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

CLEAN POWER CONCEPTS INC. AND SUBSIDIAIRIES

Notes to Consolidated Financial Statements
(Unaudited)

Other

The Company paid no dividends during the periods presented.

The Company consists of one reportable business segment.

The Company's assets with carrying value are located in Canada.

Advertising is expensed as it is incurred.

We did not have any off-balance sheet arrangements as at July 31, 2010.

Note 3 – Going Concern

Generally accepted accounting principles in the United States of America contemplate the continuation of the Company as a going concern. However, the Company has accumulated operating losses since its inception and has limited business operations, which raises substantial doubt about the Company’s ability to continue as a going concern. During the three month period ended July 31, 2010, the net loss attributable to Clean Power Concepts Inc. and Subsidiaries was $(270,500). The continuation of the Company is dependent upon the continuing financial support of investors and stockholders of the Company. As of July 31, 2010 we projected the Company would need additional cash resources to operate during the upcoming 12 months and would raise this capital through private placements of our common shares and advances from our President. The Company intends to attempt to acquire additional operating capital through private equity offerings to the public and existing investors to fund its business plan. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Note 4 – Line of Credit

GBE established a line of credit with a supplier for input stock. The line of credit has a maximum limit of $198,807. The line of credit has an interest rate of 10%, and is unsecured. The line of credit is repayable on demand. The balances due on the line of credit were $95,128 and $97,624 respectively for the three months ended July 31, 2010 and the year ended April 30, 2010.

Note 5 – Related Party Advances

At July 31, 2010 the Company had related party advances owing to two related parties totaling $738,823. These advances are uncollateralized, have no fixed repayment dates, do not accrue interest, and are callable at any time. During the three months ended July 31, 2010 related party advances increased by $24,060.

CLEAN POWER CONCEPTS INC. AND SUBSIDIAIRIES

Notes to Consolidated Financial Statements
(Unaudited)

Note 6 – Loans and Interest Payable

At July 31, 2010, the Company had loans outstanding from three individuals in the amount of $24,215 each. These loans are uncollateralized, have no fixed repayment date, are callable at any time and have interest rates of 12% calculated on a daily basis.

At July 31, 2010, the Company had a loan payable and interest payable to a private company which totaled $654,660 and $15,479 respectively. This loan is uncollateralized, accrues interest at 10% per annum, is payable on demand and has no fixed repayment date. During the period ended July 31, 2010, three lenders who had balances owing by the Company assigned their loans to another lender. This restructuring consolidated a total principal balance of $425,900 owed to the three lenders and a corresponding interest payable balance of $118,781 debt which was outstanding at year end into a beginning balance for the new lender of $544,681. During the period ended July 31, 2010, the new lender also advanced $110,000 to the Company.

Loans payable also include a bank loan payable of $12,979.

Note 7 - Long-term debt

Description of loan	Interest rate	Repayment terms	Maturity date
Loan 1 - first security interest in all present and acquired personal property. Seventy five percent of the outstanding balance has been personally guaranteed by shareholders.	Fixed interest rate of 9.6%	Interest is to be paid monthly. Principal repayments of $2,315 per month commence November 2009.	October 2018	$250,000

Loan 2 - first security interest in all present and acquired personal property. Seventy five percent of the outstanding balance has been personally guaranteed by shareholders.	Variable interest rate of base plus 1%. The rate was 5.75% as of April 30, 2010	Interest is to be paid monthly. Principal repayments of $165 per month commence February 2008.	January 2013	$7,425

		Less: current portion		$21,491

		Long-term		$190,591

		Total long-term debt		$212,072

CLEAN POWER CONCEPTS INC. AND SUBSIDIAIRIES

Notes to Consolidated Financial Statements
(Unaudited)

Note 8 – Related Party Transactions

No compensation was paid to management during the three months ended July 31, 2010. During the period, the following transactions with related entities / persons were conducted:

(i)         The Company occupies leased premises subject to minimum monthly rent of $2,794.  The premises are leased from a corporation controlled by a group of GBE shareholders. A rent payment of $10,170 was paid to the related Company during the period ended July 31, 2010;

(ii)         At July 31, 2010 the Company had related party advances owing to two related parties totaling $738,823. These advances are uncollateralized, have no fixed repayment dates, do not accrue interest, and are callable at any time. During the three months ended July 31, 2010 related party advances to the Company increased by $24,060.

Note 9 – Common Shares and Common Shares Subscribed but Not Issued

Common Shares

The Company’s common stock is traded in the NASD Over-The-Counter Market under the symbol “CPOW”.

Common Shares Subscribed but Unissued

At the balance sheet date of July 31, 2010, the Company had not issued shares arising from a share exchange agreement executed on April 29, 2010 and these share balances were recorded as shares subscribed but not issued.

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

The event leading to this was the Company’s acquisition of 94.8% of the issued and outstanding common shares of General Bio Energy Inc. (‘GBE’), a Saskatchewan Corporation, in return for issuance (the ‘Exchange’) of 28,426,612 restricted shares of our common stock (the ‘Shares’) based on a ratio of 18.21 common shares of Clean Power for each 1.00 share common share of GBE submitted for exchange.

The Exchange will have the effect of increasing the issued and outstanding share capital of the Company from 50,0160,000 shares to 78,442,612 shares. As of July 31, 2010, the Shares have not yet been issued. The Shares will not been registered under the Securities Act of 1933, as amended (the "Securities Act"). They will be deemed "restricted" securities under the Securities Act and may not be sold or transferred other than pursuant to an effective registration statement under the Securities Act or any exemption from the registration requirements of the Securities Act.

CLEAN POWER CONCEPTS INC. AND SUBSIDIAIRIES

Notes to Consolidated Financial Statements
(Unaudited)

Note 10 – Commitments and Contingencies

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

Subsequent to the three months ended July 31, 2010, on September 15, 2010, the Company received an offer of settlement from the City of Regina regarding an odor complaint against its plant in Regina. The offer includes a $15,000 fine, plus a surcharge that is estimated to be $750. The Company is currently disputing this matter; therefore not related amounts have been accrued in these financial statements.

Note 11 – Subsequent Events

Subsequent to the three months ended July 31, 2010, on September 15, 2010, the Company received an offer of settlement from the City of Regina regarding an odor complaint against its plant in Regina. The offer includes a $15,000 fine, plus a surcharge that is estimated to be $750. The Company is currently disputing this matter; therefore not related amounts have been accrued in these financial statements.

The Company has evaluated subsequent events from the balance sheet date through September 20, 2010, which is the date these consolidated financial statements were issued.

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

GBE invested over two years in manufacturing process and produce development trials to prove the integrity of its production system and create markets. During this time the Company achieved the following:

●	Refined its biofuel processor and created a second generation machinery,
●	Developed a proprietary hydro-jacket seed entry double crushing system
●	Created an exportable meal and pelleting operation
●	Established a successful retail product line and distribution network and delivery process
●
Engaged in Canada’s first Bio-Fuel Research and Technology partnership with the University of Regina and the Saskatchewan Forest Centre (Forest First) for the development of next generation technologies

●
Engaged with a leading edge hydrodynamic cavitation technology as an exclusive applications developer for Biofuels, which technology is expected to improve the way in which biodiesel is created and distributed

●	Pioneered biomass gasification technologies
●	Grew to become one of the largest crushers of next generation jet fuel feed stock camelina oilseed

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

Results of Operations for the Three Month Periods Ended July 31, 2010 and July 31, 2009

Clean Powers operating results, for the three month periods ended July 31, 2010 and 2009 are summarized as follows:

	Three Months Ended
	July 31
	2010	2009
Revenue	$197,258	$24,531
Cost of Sales	183,609	31,764
Gross Profit	13,649	(7,233)
Expenses	275,848	158,285
Interest	21,040	20,844
Net Loss	(283,239)	(186,362)

Revenues
Sales totaled $197,258 for the three month period ended July 31, 2010 versus $24,531 for the three month period ended July 31, 2009. The two primary components of revenue were sales of canola meal and canola oil. For the three months ended July 31, 2010 canola meal sales were $96,485 versus $nil for the same period ended July 31, 2009; and sales of canola oil were $94,648 versus $18,785 for the same comparative periods, respectively. We project sales will continue to rise as we implement our strategic plans during the coming year.

Cost of Sales
Cost of Sales are primarily comprised of agricultural seed input stocks. Cost of sales were $183,609 for the three months ended July 31, 2010 versus $31,764 for the three months ended July 31, 2009. The increase in these costs is tied directly to an increase in sales over the same periods respectively. We cannot accurately predict our future cost of sales because this is primarily driven by the prices of agricultural commodities which vary widely based on many circumstances.

Production Expenses
Production expenses primarily comprise: repairs and maintenance, indirect production supplies, vehicle expenses, and costs related to pre-production testing. Production expenses were $63,220 versus $895 respectively for the three month periods ended July 31, 2010 versus July 31, 2009.We expect production expenses to increase significantly during the coming year as we implement our strategic plans.

General and Administrative Expenses
General and administrative expenses primarily comprise: rent, organizational administration expenses and the cost of bad debts. General and administrative expenses were $140,768 versus $52,086 for the three month periods ended July 31, 2010 versus July 31, 2009.We expect administrative fees to increase moderately during the coming year.

Depreciation
Depreciation is comprised of depreciation expenses for our capital equipment and amortization of lease expenses. Depreciation totaled $23,262 versus $50,676 respectively for the three month periods ended July 31, 2010 versus July 31, 2009.We expect amortization expenses to increase moderately during the coming year in line with our equipment purchases.

Salaries and Wages
Salaries and wages comprise payroll taxes and similar costs related to our management and administrative employees. Salaries and wages totaled $nil for the three months ended July 31, 2010 versus $41,390 for the same period ended July 31, 2009. We expect salaries and wages will increase incrementally in line with our planned increase in staff levels.

Professional and Consultant Fees
Professional and consultant fees totaled $31,693 for the three months ended July 31, 2010 versus $4,363 for the same period ended July 31, 2009. Professional fees are primarily composed of technical consultant, legal, auditor, and accounting fees. During the coming year, we project professional fees will increase moderately.

Advertising
Advertising expenses are related to advertising purchases for the promotion of our products. Advertising totaled $5,716 for the three month period ending July 31, 2010 versus $6,779 for the same period ended July 31, 2009. We expect advertising expenses to increase moderately over the coming year as we implement our strategic plans.

Investor Relations
Investor Relations expenses comprise costs for press releases, maintenance of the Company’s website and other investor information initiatives. During the three months ended July 31, 2010, these expenses totaled $11,189 versus $2,096 for the comparative period ended July 31, 2009. We anticipate Investor Relations expenses will increase substantially during the coming year as we continue our efforts to raise further capital and keep investors informed of Company developments.

Net Loss
We incurred a net loss of $(283,239) for the three months ended July 31, 2010 compared with a net loss of $(186,362) for the same period ended July 31, 2009. We anticipate net losses will continue during the coming year as we invest in expanding our business.

Liquidity and Capital Resources

Our financial position as at July 31, 2010 and April 30, 2010 were as follows:

Working Capital

	As at July 31, 2010	As at April 30, 2010
Current Assets	$216,519	$374,421
Current Liabilities	2,129,300	2,002,715
Working Capital (Deficiency)	(1,912,781)	(1,628,294)

Our working capital deficit increased by $(284,487) between April 30, 2010 and July 31, 2010 due to an inventory drawdown and increased loans and advances payable.

Cash Flows

	Three Months ended July 31, 2010	Year ended April 30, 2010
Net cash (used) by Operating Activities	$(314,992)	$(131,934)
Net cash provided (used) by Investing Activities	4,118	(8,601)
Net cash provided in Financing Activities	317,274	215,771
(Decrease) Increase in Cash during the period	(24,846)	15,583
Cash, Beginning of Period	32,262	40,629
Cash, End of Period	11,416	56,212

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

As of July 31, 2010, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the criteria established by COSO management concluded that the Company's internal control over financial reporting was not effective as of July 31, 2010, as a result of the identification of the material weaknesses described below.

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

Changes in Internal Control over Financial Reporting

During the quarter ended July 31, 2010, the Certifying Officers reviewed our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f)) under the Exchange Act as of the Evaluation Date and concluded that no changes occurred in such control or in other factors during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Deficiencies identified include the inadequate segregations of duties, lack of controls over procedures used to enter transactions into the general ledger, and lack of appropriate review of the reconciliations and supporting workpapers used in the financial close and reporting process. Due to the potential pervasive effect on the financial statement account balances and disclosures and the importance of the annual and interim financial closing and reporting process, in the aggregate, management concluded that there was more than a remote likelihood that a material misstatement in our annual or interim financial statements could occur and would not be prevented or detected.

Remediation Plan

Addition of staff
We have identified that additional staff will be required to properly segment the accounting duties of the Company. However, we do not currently have resources to fulfill this part of our plan and will be addressing this matter once sufficient resources are available.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Other than the items noted below, we know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation.  There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

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

Subsequent to the three months ended July 31, 2010, on September 15, 2010, the Company received an office of settlement from the City of Regina regarding an odor complaint against its plant in Regina. The Company is currently reviewing this offer. The notice provided information that the maximum fine available on this charge exceeds $95,000 and the settlement offer included in notice is substantially below the maximum amount.

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

Although our subsidiary has generated revenues, we have not generated any profits from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to further  expand and develop our base of customers. On July 31, 2010, the date of our current year financial statements, we had cash in the amount of $11,416 and a working capital deficit of $(1,912,781). We incurred a net loss of $(283,239) for the three months ended July 31, 2010. We estimate our average monthly operating expenses to be approximately $60,000 to $90,000, including production costs, management services and administrative costs. Should the results of our planned business model require us to increase our current operating budget, we may have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully generate profits, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity securities and shareholder loans, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue our operations, we may be forced to delay, scale back, or eliminate our activities. If any of these were to occur, there is a substantial risk that our business would fail. Management has plans to seek additional capital through private placements and/or public offerings of its capital stock. These conditions raise substantial doubt about our company’s ability to continue as a going concern. Although there are no assurances that management’s plans will be realized, management believes that our company will be able to continue operations in the future. Our consolidated financial statements do not include any adjustments relating to the recoverability and potential classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event our company cannot continue in existence. We continue to experience net operating losses.

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

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our common stock.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no other matters during the quarter ended July 31, 2010, which were submitted to a vote of the Company's security holders, through the solicitation of proxies or otherwise.

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

Dated: September 20, 2010