Form 10-Q
period 2010-10-31
CLEAN POWER CONCEPTS INC.
filed 2010-12-15
CIK 1357594

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarter Ended October 31, 2010

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

The issuer had 240,077,760 shares of common stock issued and outstanding as of December 15, 2010.

CLEAN POWER CONCEPTS INC. AND SUBSIDIAIRIES

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

Period Ended October 31, 2010
CLEAN POWER CONCEPTS INC. AND SUBSIDIAIRIES

Consolidated Balance Sheets

	(UNAUDITED) October 31, 2010	April 30, 2010
ASSETS
Current Assets
Cash	$8,580	$36,262
Accounts receivable and taxes	93,129	191,331
Prepaid expenses	13,305	22,031
Inventory	18,916	124,797
Total current assets	133,930	374,421
Plant, Property and Equipment (net of accumulated depreciation)	426,328	451,407
Total assets	$560,258	$825,828

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
Current Liabilities
Line of credit	-	97,624
Accounts payable and accrued expenses	669,857	626,416
Related party advances (Notes 4 and 6)	806,853	714,763
Loans payable (Note 5)	746,081	425,900
Interest payable (Note 5)	31,981	118,781
Current portion of capital lease obligations	15,368	21,154
Current portion of long-term debt	21,491	18,077
Total current liabilities	$2,291,631	$2,022,715
Long-Term Liabilities
Capital lease obligations	12,363	20,036
Long-term debt	216,831	228,961
Total long-term liabilities	229,194	248,997
Total liabilities	$2,520,825	$2,271,712

Commitments and Contingencies (Notes 2, 7 and 8)	-	-

Stockholders’ Equity (Deficit)
Common shares, 1,000,000,000 shares with par value $0.001 authorized, 240,077,760 shares issued and outstanding (Note 7)	240,078	50,016
Common shares subscribed but not issued (Note 7)	-	2,019,459
Share subscriptions	-	(994)
Paid-in Capital	1,105,468	(658,991)
Accumulated deficit	(2,965,388)	(2,524,685)
Accumulated other comprehensive (loss)	(189,155)	(196,500)
Total Clean Power Concepts and Subsidiaries equity	(1,808,997)	(1,311,695)
Non-Controlling Interest (Note 2)	(139,994)	(123,411)
Non-Controlling Interest accumulated other comprehensive (loss)	(11,576)	(10,778)
Total Non-Controlling Interest	(151,570)	(134,189)
Total stockholders’ equity (deficit)	(1,960,567)	(1,445,884)
Total liabilities and stockholders’ equity (deficit)	$560,258	$825,828

The accompanying notes to financial statements are an integral part of these consolidated financial statements

CLEAN POWER CONCEPTS INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income
(UNAUDITED)

	Three Months ended October 31, 2010	Three Months ended October 31, 2009	Six Months ended October 31, 2010	Six Months ended October 31, 2009

SALES:
Canola Meal	$114,497	$-	$210,982	$-
Canola Oil	121,549	-	216,197	18,463
Other	9,767	165,485	15,892	171,553
Total Revenue	245,813	165,485	443,071	190,016
COST OF SALES	(150,817)	(31,545)	(334,426)	(63,309)
GROSS PROFIT	$94,996	$133,940	$108,645	$126,707

EXPENSES:
Production expenses	-	40,946	46,305	41,841
General and Administrative expenses	148,597	29,340	306,280	81,840
Depreciation	23,329	60,965	46,591	111,641
Salaries and wages	6,989	2,381	6,989	43,771
Professional and consultant fees	11,590	15,372	43,283	19,735
Advertising	12,956	39	21,111	6,818
Investor relations	-	-	8,750	1,682
Total expenses	$203,461	$149,043	$479,309	$307,328

Net loss from operations	$(108,465)	$(15,103)	$(370,664)	$(180,621)
Interest expense	(48,999)	(4,877)	(70,039)	(25,721)
NET INCOME (LOSS)	$(157,464)	$(19,980)	$(440,703)	$(206,342)

Less: Net Loss attributable to Non-Controlling Interest (Note 2)	3,844	210	16,583	8,759
Equals: Net Loss attributable to Clean Power Concepts and Subsidiaries (Note 2)	(153,620)	(19,770)	(424,120)	(197,583)

Loss per common share (Note 2), basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding (Notes 2)	178,804,280	50,016,000	178,804,280	50,016,000

(continued)

The accompanying notes to financial statements are an integral part of these consolidated financial statements

CLEAN POWER CONCEPTS INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income
(UNAUDITED)

(continued)
	Three Months ended October 31, 2010	Three Months ended October 31, 2009	Six Months ended October 31, 2010	Six Months ended October 31, 2009

OTHER COMPREHENSIVE INCOME (LOSS)

Net Income (loss)	$(157,464)	$(19,980)	$(440,703)	$(206,342)
Foreign currency translation adjustment	13,956	(8,116)	(17,290)	(67,769)
Other Comprehensive Income (Loss)	$(143,508)	$(28,096)	$(457,993)	$(274,111)
Less: Net Loss attributable to Non-Controlling Interest (Note 2)	3,844	210	16,583	8,759
Less: Foreign currency translation adjustment attributable to Non-Controlling Interest (Note 2)	(813)	393	798	3,321
Equals: Other comprehensive income (loss) attributable to Clean Power Concepts and Subsidiaries (Note 2)	$(139,468)	$(27,493)	$(439,603)	$(262,031)

The accompanying notes to financial statements are an integral part of these consolidated financial statements

CLEAN POWER CONCEPTS INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(UNAUDITED)

	Six Months ended October 31, 2010	Six Months ended October 31, 2009
Cash flows from operating activities:
Net Income (Loss) for period	$(440,703)	$(206,342)
Reconciling adjustments:
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	46,591	111,641
Accrued interest on loans	70,039	21,383
Stock based payments	-	-
Net change in operating assets and liabilities:
Prepaid expenses	8,726	4,587
Accounts payable and accrued expenses	43,441	108,354
Accounts receivable and taxes	98,202	(101,700)
Inventory	11,133	(28,200)
Net cash (used) by operating activities	(165,571)	(90,277)

Cash flows from investing activities:
Purchases of property, plant and equipment	(21,512)	(169,348)
Net cash provided by investing activities	(21,512)	(169,348)

Cash flows from financing activities:
Common shares issued for cash	-	78,676
Proceeds provided by loans	201,400	72,222
Proceeds provided by capital leases	-	16,315
Principal repayments toward capital leases	(13,459)	-
Proceeds provided by long-term debt	-	24,169
Principal repayments toward long-term debt	(8,716)	-
Proceeds provided by Line of Credit	-	14,546
Payments toward Line of Credit	(97,624)	-
Proceeds provided by related party advances	92,090	85,796
Net cash provided by financing activities	173,691	291,724

Effect of foreign currency exchange rates on cash	(17,290)	(67,769)

Net increase (decrease) in cash	(27,682)	(35,670)

Cash, beginning of period	36,262	40,629

Cash, end of period	8,580	$4,959

The accompanying notes to financial statements are an integral part of these consolidated financial statements

CLEAN POWER CONCEPTS INC. AND SUBSIDIARIES
Consolidated Supplemental Disclosure of Non-cash Investing and Financing Activities

	Six Months ended October 31, 2010	Six Months ended October 31, 2009

Shares issued for purchase of inventory included in COGS	$104,748	-
Shares issued for account payable settlement	12,000	-

The accompanying notes to financial statements are an integral part of these consolidated financial statements

CLEAN POWER CONCEPTS INC. AND SUBSIDIAIRIES

Notes to Consolidated Financial Statements
(Unaudited)

Note 1 – Basis of Presentation

Clean Power Concepts Inc. was incorporated in the State of Nevada on October 17, 2005. On October 28, 2005, we incorporated a British Columbia company named Loma Verde Explorations Ltd. as a wholly owned subsidiary and, on April 29, 2010, we  acquired 94.8% of General Bio Energy Inc., a Saskatchewan Corporation as our primary operating subsidiary. During the period ended October 31, 2010, we also acquired additional General Bio Energy Inc. shares which increased our share of the subsidiary to 95.1%. The consolidated audited financial statements included herein have been prepared by Clean Power Concepts Inc. and its subsidiaries, General Bio Energy Inc. and Loma Verde Explorations Ltd. (collectively “Clean Power”, “We”, the “Registrant”, or the “Company”), in accordance with accounting principles generally accepted in the United States. Our financial statements are presented on a consolidated basis and include all accounts of Clean Power Concepts Inc., General Bio Energy Inc. and Loma Verde Explorations Ltd. and eliminate all intercompany balances.

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

CLEAN POWER CONCEPTS INC. AND SUBSIDIAIRIES

Notes to Consolidated Financial Statements
(Unaudited)

Non-Controlling Interest

As required by GAAP, the Consolidated Balance Sheet and Consolidated Statements of Operations of these financial statements include the allocation to ‘Non-Controlling Interest’ of a proportionate share of the Company’s net losses relating to the 4.9% ownership interest in General Bio Energy Inc. which is not owned by the Company.

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

Allowance for doubtful accounts

The Company maintains allowances for doubtful accounts for estimated losses from the inability of its customers to make required payments.  The Company determines its reserves by specific identification of customer accounts.  If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances could possibly be required.

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

We did not have any off-balance sheet arrangements as at October 31, 2010.

Note 3 – Going Concern

Generally accepted accounting principles in the United States of America contemplate the continuation of the Company as a going concern. However, the Company has accumulated operating losses since its inception and has limited business operations, which raises substantial doubt about the Company’s ability to continue as a going concern. During the six month period ended October 31, 2010, the net loss attributable to Clean Power Concepts Inc. and Subsidiaries was $(423,984). The continuation of the Company is dependent upon the continuing financial support of investors and stockholders of the Company. As of October 31, 2010 we projected the Company would need additional cash resources to operate during the upcoming 12 months and would raise this capital through private placements of our common shares and advances from our President. The Company intends to attempt to acquire additional operating capital through private equity offerings to the public and existing investors to fund its business plan. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Note 4 – Line of Credit

GBE established a line of credit with a supplier for input stock. The line of credit has a maximum limit of $198,807. The line of credit has an interest rate of 10%, and is unsecured. The line of credit is repayable on demand. The balances due on the line of credit were $nil and $97,624 respectively for the six months ended October 31, 2010 and the year ended April 30, 2010.

Note 5 – Related Party Advances

At October 31, 2010 the Company had related party advances owing to two related parties totaling $844,695. These advances are uncollateralized, have no fixed repayment dates, do not accrue interest, and are callable at any time. During the six months ended October 31, 2010 related party advances increased by $129,932.

Note 6 – Loans and Interest Payable

At October 31, 2010, the Company had loans outstanding from three individuals in the amount of $24,512 each for a total of $73,536. These loans are uncollateralized, have no fixed repayment date, are callable at any time and have interest rates of 12% calculated on a daily basis. During the six months ended October 31, 2010 interest of $5,616 accrued to these loans and was added to the balances owing, which increased the total balance owing to $78,261.

CLEAN POWER CONCEPTS INC. AND SUBSIDIAIRIES

Notes to Consolidated Financial Statements
(Unaudited)

At October 31, 2010, the Company had a loan payable and interest payable to a private company which totaled $654,681 and $31,981 respectively. This loan is uncollateralized, accrues interest at 10% per annum, is payable on demand and has no fixed repayment date. During the period ended October 31, 2010, three lenders who had balances owing by the Company assigned their loans to another lender. This restructuring consolidated a total principal balance of $425,900 owed to the three lenders and a corresponding interest payable balance of $118,781 debt which was outstanding at year end into a beginning balance for the new lender of $544,681. During the period ended October 31, 2010, the new lender also advanced $110,000 to the Company. Loans payable also include a bank loan payable of $13,139.

NOTE 7 - Long-term debt and Capital Lease Obligations

Description of loan	Interest rate	Repayment terms	Maturity date	Principal Balance

Loan 1 - first security interest in all present and acquired personal property. Seventy five percent of the outstanding balance has been personally guaranteed by shareholders.	Fixed interest rate of 9.6%	Interest is to be paid monthly. Principal repayments of $2,315 per month commence November 2009.	October 2018	$250,000

Loan 2 - first security interest in all present and acquired personal property. Seventy five percent of the outstanding balance has been personally guaranteed by shareholders.	Variable interest rate of base plus 1%. The rate was 5.75% as of April 30, 2010	Interest is to be paid monthly. Principal repayments of $165 per month commence February 2008.	January 2013	$7,425

		Less: current portion		$21,491

		Long-term		$216,831

		Total long-term debt		$238,322

Future minimum lease payments on obligation under capital leases are as follows:

Year	$

2011		15,288
2012		10,221
2013		4,259
Totals		$29,768

Less: imputed interest		$2,037

Less: current portion		$15,368

Long-term		$12,363

CLEAN POWER CONCEPTS INC. AND SUBSIDIAIRIES

Notes to Consolidated Financial Statements
(Unaudited)

Note 8 – Related Party Transactions

Compensation of $6,989 was paid to management during the three months ended October 31, 2010. During the period, the following transactions with related entities / persons were also conducted:

(i)        The Company occupies leased premises subject to minimum monthly rent of $2,794. The premises are leased from a corporation controlled by a group of GBE shareholders. $46,127 was accrued for rent up to the period ended October 31, 2010. A rent payment of $28,755 was paid to the related Company during the period ended October 31, 2010.

(ii)        At October 31, 2010 the Company had related party advances owing to two related parties totaling $844,695. These advances are uncollateralized, have no fixed repayment dates, do not accrue interest, and are callable at any time. During the six months ended October 31, 2010 related party advances to the Company increased by $129,932.

Note 9 – Common Shares and Common Shares Subscribed but Not Issued

Common Shares
The Company’s common stock is traded in the NASD Over-The-Counter Market under the symbol “CPOW”.

Stock Dividend
On November 18, 2010, the Company declared a two (2) share for every one (1) share stock dividend, which resulted in an increase of the Company’s issued and outstanding share capital from 78,442,612 shares to 240,077,763 shares of common stock, including the effect of the share issuances which occurred between declaration of the stock dividend and payment date. The Record Date for the stock dividend was the 30th day of November, 2010; and the Payment Date, approved by FINRA, was the 6th day of December, 2010. The Corporation did not issue fractional shares but instructed its transfer agent to round up to one for any fractional interest which resulted from the stock dividend. Dividend Stock Certificates were mailed out on, or around, December 6, 2010.

The effect of the stock dividend has been retroactively applied to the periods ended October 31, 2010.

Common Shares Subscribed but Unissued
At the balance sheet date of October 31, 2010, the Company had not issued shares arising from a share exchange agreement executed on April 29, 2010 and these share balances were recorded as shares subscribed but not issued. During the period ended October 31, 2010 these shares were issued, which had the effect of increasing the issued and outstanding share capital of the Company from 50,0160,000 shares to 78,442,612 shares.

Debt and post share exchange conversions
Subsequent to the period ended October 31, 2010, two GBE shareholders who had not participated in the share exchange on April 29,2010, offered to exchange their GBE shares for shares of the Company on the same terms as the share exchange. The Company accepted these offers and on November 26, 2010, issued 91,050 restricted common shares of the Company in exchange for an additional 0.03% of the previously outstanding shares of GBE. These issuances were made prior to record date for the stock dividend. These share issuances are reflected in the October 31, 2010 financial statement presentation.

Subsequent to the period ended October 31, 2010, two debt conversions offers were accepted by the Company which resulted in the issuance of 1,492,258 restricted common shares of the Company in exchange for cancelation of a total of $104,174 in accounts payable owing. These issuances were made prior to record date for the stock dividend. These share issuances are reflected in the October 31, 2010 financial statement presentation.

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

Note 11 – Subsequent Events

Stock Dividend

On November 18, 2010, the Company declared a two (2) share for every one (1) share stock dividend, which resulted in an increase of the Company’s issued and outstanding share capital from 80,025,920 shares to 240,077,760 shares of common stock, including the effect of the share issuances which occurred between declaration of the stock dividend and payment date. The Record Date for the stock dividend was the 30th day of November, 2010; and the Payment Date, approved by FINRA, was the 6th day of December, 2010. The Corporation did not issue fractional shares but instructed its transfer agent to round up to one for any fractional interest which resulted from the stock dividend. Dividend Stock Certificates were mailed out on, or around, December 6, 2010.

The financial statements have been retroactively adjusted for this stock dividend, for all periods presented.

Common Shares Subscribed but Unissued

At the year-end balance sheet date of April 30, 2010, the Company had not issued shares arising from a share exchange agreement executed on April 29, 2010 and these share balances were recorded as shares subscribed but not issued. During the six month period ended October 31, 2010 these shares were issued, which had the effect of increasing the issued and outstanding share capital of the Company from 50,0160,000 shares to 78,442,612 shares.

Debt and post share exchange conversions

Subsequent to the period ended October 31, 2010, two GBE shareholders who had not participated in the share exchange on April 29,2010, offered to exchange their GBE shares for shares of the Company on the same terms as the share exchange. The Company accepted these offers and on November 26, 2010, issued 91,050 restricted common shares of the Company in exchange for an additional 0.03% of the previously outstanding shares of GBE. These issuances were made prior to record date for the stock dividend.

Subsequent to the period ended October 31, 2010, two debt conversions offers were accepted by the Company which resulted in the issuance of 1,492,258 restricted common shares of the Company in exchange for cancelation of a total of $104,174 in accounts payable owing. These issuances were made prior to record date for the stock dividend.

The Company has evaluated subsequent events from the balance sheet date through December 15, 2010, which is the date these consolidated financial statements were issued.

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

Subsidiaries

Our primary subsidiary is General Bio Energy Inc., a Saskatchewan corporation is a 95.1% owned subsidiary and we also wholly own Loma Verde Explorations, Ltd., a British Columbia corporation which is currently inactive.

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

Results of Operations for the Three Month Periods Ended October 31, 2010 and October 31, 2009

Clean Powers operating results, for the six month periods ended October 31, 2010 and 2009 are summarized as follows:

	Six Months Ended
	July 31
	2010	2009

Revenue	$443,071	$190,016
Cost of Sales	(334,426)	(63,309)
Gross Profit	108,645	126,707
Expenses	(479,309)	(307,328)
Interest	(70,039)	(25,721)
Net Loss	(440,703)	(206,342)

Revenues
Sales totaled $245,813 and $443,071 respectively for the three and six month periods ended October 31, 2010 versus $165,485 and $190,016 respectively for the three and six month periods ended October 31, 2009. The two primary components of revenue were sales of canola meal and canola oil. Other revenue primarily included fees charged for toll crushing. We project sales will continue to rise as we implement our strategic plans during the coming year.

Cost of Sales
Cost of Sales are primarily comprised of agricultural seed input stocks. Cost of sales were $150,817 and $334,426 respectively for the three and six months ended October 31, 2010 versus $31,545 and $63,309 respectively for the three and six months ended October 31, 2009. The increase in these costs is tied directly to an increase in sales over the same periods respectively. We cannot accurately predict our future cost of sales because this is primarily driven by the prices of agricultural commodities which vary widely based on many circumstances.

Production Expenses
Production expenses primarily comprise: repairs and maintenance, indirect production supplies, vehicle expenses, and costs related to pre-production testing. Production expenses were $nil  and $46,305 respectively for the three and six month periods ended October 31, 2010 versus $40,946 and $41,181respectively for the three and six month periods ended October 31, 2009.We expect production expenses to increase significantly during the coming year as we implement our strategic plans.

General and Administrative Expenses
General and administrative expenses primarily comprise: rent, organizational administration expenses and the cost of bad debts. General and administrative expenses were $148,597 and $306,280 respectively for the three and six month periods ended October 31, 2010 versus $29,340 and $81,840 for the three and six month periods ended October 31, 2009.We expect administrative fees to increase moderately during the coming year.

Depreciation
Depreciation is comprised of depreciation expenses for our capital equipment and amortization of lease expenses. Depreciation totaled $23,329 and $46,591 respectively for the three and six month periods ended October 31, 2010 versus $60,965 and $111,641 respectively for the three and six month periods ended October 31, 2009.We expect amortization expenses to increase moderately during the coming year in line with our equipment purchases.

Salaries and Wages
Salaries and wages comprise payroll taxes and similar costs related to our management and administrative employees. Salaries and wages totaled $6,989 and $6,989 respectively for the three and six month periods ended October 31, 2010 versus $2,381 and $43,771 respectively for the same periods ended October 31, 2009. We expect salaries and wages will increase incrementally in line with our planned increase in staff levels.

Professional and Consultant Fees
Professional and consultant fees totaled $11,590 and $43,283 respectively for the three and six months ended October 31, 2010 versus $15,372 and $19,735 respectively for the same periods ended October 31, 2009. Professional fees are primarily composed of technical consultant, legal, auditor, and accounting fees. During the coming year, we project professional fees will increase moderately.

Advertising
Advertising expenses are related to advertising purchases for the promotion of our products. Advertising totaled $12,956 and $21,111 respectively for the three and six month periods ending October 31, 2010 versus $39 and $6,818 respectively for the same period ended October 31, 2009. We expect advertising expenses to increase moderately over the coming year as we implement our strategic plans.

Investor Relations
Investor Relations expenses comprise costs for press releases, maintenance of the Company’s website and other investor information initiatives. During the three and six month periods ended October 31, 2010, these expenses totaled $nil and $8,750 respectively versus $nil and $1,682 respectively for the comparative periods ended October 31, 2009. We anticipate Investor Relations expenses will increase substantially during the coming year as we continue our efforts to raise further capital and keep investors informed of Company developments.

Net Loss
We incurred net losses of $(157,464) and $(440,703) respectively for the three and six months ended October 31, 2010 compared with net losses of $(19,980) and $(206,342) for the same periods ended October 31, 2009. We anticipate net losses will continue during the coming year as we invest in expanding our business.

Liquidity and Capital Resources

Our financial position as at October 31, 2010 and April 30, 2010 were as follows:

Working Capital

	As at October 31, 2010	As at April 30, 2010

Current Assets	$133,930	$374,421
Current Liabilities	2,329,473	2,002,715
Working Capital (Deficiency)	$(2,195,543)	$(1,628,294)

Our working capital deficit increased by $(564,249) between April 30, 2010 and October 31, 2010 due to an inventory drawdown and increased loans and advances payable.

Cash Flows

	Six Months ended October 31, 2010	Six Months ended October 31, 2010

Net cash (used) by Operating Activities	$(200,413)	$(90,277)
Net cash provided (used) by Investing Activities	(21,512)	(169,348)
Net cash provided in Financing Activities	211,533	291,724
(Decrease) Increase in Cash during the period	(27,682)	(35,670)
Cash, Beginning of Period	36,262	40,629
Cash, End of Period	8,580	4,959

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

As of October 31, 2010, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the criteria established by COSO management concluded that the Company's internal control over financial reporting was not effective as of October 31, 2010, as a result of the identification of the material weaknesses described below.

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

Changes in Internal Control over Financial Reporting

During the quarter ended October 31, 2010, the Certifying Officers reviewed our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f)) under the Exchange Act as of the Evaluation Date and concluded that no changes occurred in such control or in other factors during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Deficiencies identified include the inadequate segregations of duties, lack of controls over procedures used to enter transactions into the general ledger, and lack of appropriate review of the reconciliations and supporting workpapers used in the financial close and reporting process. Due to the potential pervasive effect on the financial statement account balances and disclosures and the importance of the annual and interim financial closing and reporting process, in the aggregate, management concluded that there was more than a remote likelihood that a material misstatement in our annual or interim financial statements could occur and would not be prevented or detected.

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

During the six months ended October 31, 2010, the Company reached a settlement with the City of Regina regarding an odor complaint against its plant in Regina.

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

Although our subsidiary has generated revenues, we have not generated any profits from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to further  expand and develop our base of customers. On October 31, 2010, we had cash in the amount of $8,580 and a working capital deficit of $(2,195,543). We incurred a net loss of $(440,703) for the six months ended October 31, 2010. We estimate our average monthly operating expenses to be approximately $60,000 to $90,000, including production costs, management services and administrative costs. Should the results of our planned business model require us to increase our current operating budget, we may have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully generate profits, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity securities and shareholder loans, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue our operations, we may be forced to delay, scale back, or eliminate our activities. If any of these were to occur, there is a substantial risk that our business would fail. Management has plans to seek additional capital through private placements and/or public offerings of its capital stock. These conditions raise substantial doubt about our company’s ability to continue as a going concern. Although there are no assurances that management’s plans will be realized, management believes that our company will be able to continue operations in the future. Our consolidated financial statements do not include any adjustments relating to the recoverability and potential classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event our company cannot continue in existence. We continue to experience net operating losses.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no other matters during the quarter ended October 31, 2010, which were submitted to a vote of the Company's security holders, through the solicitation of proxies or otherwise.

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

Dated: December 15, 2010