Form 10-Q
period 2011-01-31
CLEAN POWER CONCEPTS INC.
filed 2011-03-22
CIK 1357594

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarter Ended January 31, 2011

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

The issuer had 240,077,763 shares of common stock issued and outstanding as of March 22, 2011.

CLEAN POWER CONCEPTS INC. AND SUBSIDIAIRIES

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Period Ended January 31, 2011
CLEAN POWER CONCEPTS INC. AND SUBSIDIAIRIES

Consolidated Balance Sheets

	(UNAUDITED) January 31, 2011	April 30, 2010
ASSETS
Current Assets
Cash	$26,998	$36,262
Accounts receivable	390,088	191,331
Prepaid expenses	4,834	22,031
Inventory	17,247	124,797
Total current assets	439,167	374,421
Property, Plant, and Equipment (net of accumulated depreciation)	458,278	451,407
Total assets	$897,445	$825,828

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
Current Liabilities
Line of credit	59,739	97,624
Accounts payable and accrued expenses	760,133	626,416
Related party advances (Note 5)	847,961	714,763
Loans payable (Note 6)	772,610	425,900
Interest payable (Note 6)	56,656	118,781
Current portion of capital lease obligations	15,368	21,154
Current portion of long-term debt	21,491	18,077
Total current liabilities	$2,533,958	$2,022,715
Long-Term Liabilities
Capital lease obligations	75,473	20,036
Long-term debt	220,934	228,961
Total long-term liabilities	296,407	248,997
Total liabilities	$2,830,365	$2,271,712

Commitments and Contingencies	-	-

Stockholders’ (Deficit)
Common shares, 1,000,000,000 shares with par value $0.001 authorized, 240,077,763 and 150,048,000 shares issued and outstanding at January 31, 2011 and April 30, 2010, respectively (Note 9)	240,078	150,048
Common shares subscribed but not issued (Note 9)	20,000	2,019,459
Share subscriptions	-	(994)
Paid-in Capital	1,081,288	(759,023)
Accumulated deficit	(2,929,332)	(2,524,685)
Accumulated other comprehensive (loss)	(198,745)	(196,500)
Total Clean Power Concepts and Subsidiaries equity	(1,786,711)	(1,311,695)
Non-Controlling Interest (Note 2)	(135,339)	(123,411)
Non-Controlling Interest accumulated other comprehensive (loss)	(10,870)	(10,778)
Total Non-Controlling Interest	(146,209)	(134,189)
Total stockholders’ (deficit)	(1,932,920)	(1,445,884)
Total liabilities and stockholders’ (deficit)	$897,445	$825,828

The accompanying notes to financial statements are an integral part of these consolidated financial statements

CLEAN POWER CONCEPTS INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income
(UNAUDITED)

	Three Months ended January 31, 2011	Three Months ended January 31, 2010	Nine Months ended January 31, 2011	Nine Months ended January 31, 2010
SALES:
Canola Meal	$141,982	$-	$352,964	$-
Canola Oil	72,018	8,563	288,215	27,026
Other	7,732	58,957	23,624	230,510
Total Revenue	221,732	67,520	664,803	257,536
COST OF SALES	(168,160)	(16,190)	(502,586)	(79,499)
GROSS PROFIT	$53,572	$51,330	$162,217	$178,037

EXPENSES:
Production expenses	33,971	-	80,276	31,526
General and Administrative expenses	72,002	24,309	378,282	116,464
Depreciation	30,944	50,953	77,535	162,594
Salaries and wages	132,305	46,170	139,294	89,941
Professional and consultant fees	77,143	2,631	120,426	22,366
Advertising	15,413	13,828	36,524	20,646
Investor relations	18,086	6,534	26,836	8,216
Total expenses	$379,864	$144,425	$859,173	$451,753

Net loss from operations	$(326,292)	$(93,095)	$(696,956)	$(273,716)
Interest expense	(28,855)	(16,789)	(98,894)	(42,510)
Other Income: Scientific Research & Experimental Development Tax Refund	379,275	-	379,275	-
NET INCOME (LOSS)	$24,128	$(109,884)	$(416,575)	$(316,226)

Less: Net Loss attributable to Non-Controlling Interest (Note 2)	(4,655)	3,954	11,928	16,034
Equals: Net Loss attributable to Clean Power Concepts and Subsidiaries (Note 2)	19,473	(105,930)	(404,647)	(300,192)

Loss per common share (Note 2), basic and diluted	$0.00	$(0.00)	$(0.00)	$(0.00)
Weighted average shares outstanding (Note 2)	238,925,175	150,048,000	236,526,948	150,048,000
  (continued)

The accompanying notes to financial statements are an integral part of these consolidated financial statements

CLEAN POWER CONCEPTS INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income
(UNAUDITED)

(continued)
	Three Months ended January 31, 2011	Three Months ended January 31, 2010	Nine Months ended January 31, 2011	Nine Months ended January 31, 2010
OTHER COMPREHENSIVE INCOME (LOSS)

Net Income (loss)	$24,128	$(109,884)	$(416,575)	$(316,226)
Foreign currency translation adjustment	14,953	3,631	(2,337)	(64,138)
Other Comprehensive Income (Loss)	$39,081	$(106,253)	$(418,912)	$(380,364)
Less: Net Loss attributable to Non-Controlling Interest (Note 2)	(4,655)	4,124	11,928	12,883
Less: Foreign currency translation adjustment attributable to Non-Controlling Interest (Note 2)	(706)	(170)	92	3,151
Equals: Other comprehensive income (loss) attributable to Clean Power Concepts and Subsidiaries (Note 2)	$33,720	$(102,299)	$(406,892)	$(364,330)

The accompanying notes to financial statements are an integral part of these consolidated financial statements

CLEAN POWER CONCEPTS INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(UNAUDITED)

	Nine Months ended January 31, 2011	Nine Months ended January 31, 2010
Cash flows from operating activities:
Net Income (Loss) for period	$(416,575)	$(316,226)
Reconciling adjustments:
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	77,535	162,594
Net change in operating assets and liabilities:
Accrued interest on loans	56,656	42,510
Prepaid expenses	17,197	4,789
Accounts payable and accrued expenses	120,618	120,932
Accounts receivable	(198,757)	(81,004)
Inventory	2,802	1,694
Net cash (used) by operating activities	(340,524)	(64,711)

Cash flows from investing activities:
Purchases of property, plant and equipment	(6,871)	(626,848)
Net cash (used) by investing activities	(6,871)	(626,848)

Cash flows from financing activities:
Proceeds from common shares issued for cash	-	494,362
Proceeds from common shares subscribed but not issued	20,000
Proceeds provided by loans	227,929	-
Principal repayments toward capital leases	-	(657)
Proceeds provided by long-term debt	-	19,885
Principal repayments toward long-term debt	(4,613)	-
Proceeds provided by Line of Credit	-	14,546
Payments toward Line of Credit	(37,885)	-
Proceeds provided by related party advances	133,198	187,040
Net cash provided by financing activities	338,629	715,176

Effect of foreign currency exchange rates on cash	(498)	(64,138)

Net increase (decrease) in cash	(9,264)	(40,521)

Cash, beginning of period	36,262	41,766

Cash, end of period	26,998	$1,245

The accompanying notes to financial statements are an integral part of these consolidated financial statements

CLEAN POWER CONCEPTS INC. AND SUBSIDIARIES

Consolidated Supplemental Disclosure of Non-cash Investing and Financing Activities

	Nine Months ended January 31, 2011	Nine Months ended January 31, 2010
Shares issued for purchase of inventory included in COGS	$104,748	-

Shares issued for account payable settlements	12,000	-

The accompanying notes to financial statements are an integral part of these consolidated financial statements

CLEAN POWER CONCEPTS INC. AND SUBSIDIAIRIES

Notes to Consolidated Financial Statements
(Unaudited)

Note 1 – Basis of Presentation

Clean Power Concepts Inc. was incorporated in the State of Nevada on October 17, 2005. On October 28, 2005, we incorporated a British Columbia company named Loma Verde Explorations Ltd. as a wholly owned subsidiary and, on April 29, 2010, we  acquired 94.8% of General Bio Energy Inc., a Saskatchewan Corporation as our primary operating subsidiary. During the period ended January 31, 2011, we also acquired additional General Bio Energy Inc. shares which increased our share of the subsidiary to 95.1%. The consolidated audited financial statements included herein have been prepared by Clean Power Concepts Inc. and its subsidiaries, General Bio Energy Inc. and Loma Verde Explorations Ltd. (collectively “Clean Power”, “We”, the “Registrant”, or the “Company”), in accordance with accounting principles generally accepted in the United States. Our financial statements are presented on a consolidated basis and include all accounts of Clean Power Concepts Inc., General Bio Energy Inc. and Loma Verde Explorations Ltd. and eliminate all intercompany balances.

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

The consolidated unaudited financial statements included herein have been prepared the Company in accordance with accounting principles generally accepted in the United States for interim financial information. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the April 30, 2010 audited financial statements and the accompanying notes included in the Company’s Form 10-K filed with the Securities and Exchange Commission. The results of operations for the interim periods are not necessarily indicative of the results for the full year. In management’s opinion all adjustments necessary for a fair presentation of the Company’s financial statements are of a normal recurring nature and are reflected in the interim periods included.

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

Inventory

Inventory is valued at the lower of cost or net realizable value. Cost is determined by the weighted average method. Net realizable value is the estimated selling price in the ordinary course of business, less estimated costs of completion and selling costs.

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

Property, Plant, and Equipment

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

Reclassifications

Certain prior period amounts have been reclassified to conform with current period presentation.

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

We did not have any off-balance sheet arrangements as at January 31, 2011.

Note 3 – Going Concern

Generally accepted accounting principles in the United States of America contemplate the continuation of the Company as a going concern. However, the Company has accumulated operating losses since its inception and has limited business operations, which raises substantial doubt about the Company’s ability to continue as a going concern. During the nine month period ended January 31, 2011, the net loss attributable to Clean Power Concepts Inc. and Subsidiaries was $(404,647). The continuation of the Company is dependent upon the continuing financial support of investors and stockholders of the Company. As of January 31, 2011 we projected the Company would need additional cash resources to operate during the upcoming 12 months and would raise this capital through private placements of our common shares and advances from our President. The Company intends to attempt to acquire additional operating capital through private equity offerings to the public and existing investors to fund its business plan. However, there is no assurance that equity or debt offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Note 4 – Line of Credit

GBE established a line of credit with a supplier for input stock. The line of credit has a maximum limit of $198,807. The line of credit has an interest rate of 10%, and is unsecured. The line of credit is repayable on demand. The balances due on the line of credit were $59,739 and $97,624 respectively for the nine months ended January 31, 2011 and the year ended April 30, 2010.

Note 5 – Related Party Advances

At January 31, 2011 the Company had related party advances owing to two related parties totaling $847,961. These advances are uncollateralized, have no fixed repayment dates, do not accrue interest, and are callable at any time. During the nine months ended January 31, 2011 related party advances increased by $133,198.

CLEAN POWER CONCEPTS INC. AND SUBSIDIAIRIES

Notes to Consolidated Financial Statements
(Unaudited)

Note 6 – Loans and Interest Payable

At January 31, 2011, the Company had loans outstanding from three individuals totaling $90,438. These loans are uncollateralized, have no fixed repayment date, are callable at any time and have interest rates of 12% calculated on a daily basis. During the nine months ended January 31, 2011 interest of $7,920 accrued to these loans and this amount was added to interest payable on the balance sheet.

At January 31, 2011, the Company had a loan payable and interest payable to a private company which totaled $666,681 and $48,736 respectively. This loan is uncollateralized, accrues interest at 10% per annum, is payable on demand and has no fixed repayment date. During the period ended January 31, 2011, three lenders who had balances owing by the Company assigned their loans to another lender. This restructuring consolidated a total principal balance of $425,900 owed to the three lenders and a corresponding interest payable balance of $118,781 debt which was outstanding at year end into a beginning balance for the new lender of $544,681. During the period ended January 31, 2011, the new lender also advanced $122,000 to the Company. Loans payable also include a bank loan payable of $13,392 and a supplier note payable of $2,099.

NOTE 7 – Long-term debt and Capital Lease Obligations

Description of loan	Interest rate	Repayment terms	Maturity date	Principal Balance

Loan 1 - first security interest in all present and acquired personal property. Seventy five percent of the outstanding balance has been personally guaranteed by shareholders.	Fixed interest rate of 9.6%	Interest is to be paid monthly. Principal repayments of $2,315 per month commence November 2009.	October 2018	$240,775

Loan 2 - first security interest in all present and acquired personal property. Seventy five percent of the outstanding balance has been personally guaranteed by shareholders.	Variable interest rate of base plus 1%. The rate was 5.75% as of April 30, 2010	Interest is to be paid monthly. Principal repayments of $165 per month commence February 2008.	January 2013	$1,650

		Less: current portion		$21,491

		Long-term		$220,934

		Total long-term debt		$242,425

CLEAN POWER CONCEPTS INC. AND SUBSIDIAIRIES

Notes to Consolidated Financial Statements
(Unaudited)

Future minimum lease payments on obligation under capital leases are as follows:

Year	$

2011	15,368
2012	27,230
2013	27,230
2014	27,229
Totals	$97,057

Less: imputed interest	$6,216

Less: current portion	$15,368

Long-term	$75,473

Note 8 – Related Party Transactions

Compensation of $139,294 was accrued to management and human resources salaries during the nine months ended January 31, 2011. During the period, the following transactions with related entities / persons were also conducted:

(i)       The Company occupies leased premises subject to minimum monthly rent of $2,794. The premises are leased from a corporation controlled by a group of GBE shareholders. $61,243 was accrued for rent up to the period ended January 31, 2011. A rent payment of $28,755 was paid to the related Company during the period ended January 31, 2011.

(ii)      At January 31, 2011 the Company had related party advances owing to two related parties totaling $847,961. These advances are uncollateralized, have no fixed repayment dates, do not accrue interest, and are callable at any time. During the nine months ended January 31, 2011 related party advances to the Company increased by $133,198.

Note 9 – Common Shares and Common Shares Subscribed but Not Issued

Common Shares
The Company’s common stock is traded in the NASD Over-The-Counter Market under the symbol “CPOW”.

At the year-end balance sheet date of April 30, 2010, the Company had not issued shares arising from a share exchange agreement executed on April 29, 2010 and these share balances were recorded as shares subscribed but not issued. During the nine month period ended January 31, 2011 these shares were issued, which had the effect of increasing the issued and outstanding share capital of the Company from 50,0160,000 shares to 78,442,612 shares.

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

CLEAN POWER CONCEPTS INC. AND SUBSIDIAIRIES

Notes to Consolidated Financial Statements
(Unaudited)

All share references in these financial statements have been retroactively adjusted for this stock dividend.

Debt and post share exchange conversions
During the period ended January 31, 2011, two GBE shareholders who had not participated in the share exchange on April 29, 2010, offered to exchange their GBE shares for shares of the Company on the same terms as the share exchange. The Company accepted these offers and on November 26, 2010, issued 273,060 restricted common shares of the Company in exchange for an additional 0.03% of the previously outstanding shares of GBE.

During the period ended January 31, 2011, two debt conversions offers were accepted by the Company which resulted in the issuance of 4,476,774 restricted common shares of the Company in exchange for cancelation of a total of $104,748 related to payment for inventory recorded in Cost of Goods Sold and $12,000 for an account payable related to a service provider.

Common Shares Subscribed but not issued
At the balance sheet date of January 31, 2011, the Company had not issued shares arising from a private placement totaling $20,000 and this share balance was recorded as shares subscribed but not issued.

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

Note 11 – Subsequent Event

On February 17, 2011, the Company received confirmation from Canada Revenue Agency that its claim for a refund, as filed on October 29, 2009, relating to a Canadian Government sponsored Scientific Research and Experimental Development (‘SR&ED’) program had been approved. This resulted in the recognition of other income and an account receivable of $379,275. Additionally, expenses and an account payable of $75,855 were recorded relating to consultant services arising from preparation and administration of the claim. These amounts have been recorded in these financial statements.

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

News Highlights During the Quarter:

Clean Power Concepts Named One of Canada’s Emerging Growth Companies

On December 21, 2010, the Company announced its operating subsidiary General Bio Energy Inc. (‘General Bio’) was recently named as one of Canada’s top 50 emerging growth companies by Profit Magazine.

“Each year Profit Magazine names fifty organizations that have experienced tremendous growth,” comments Michael Shenher, Clean Power’s President and CEO. “We’re thrilled that General Bio has been included on the Profit Magazine 2010 ‘Hot Fifty List’ among some very innovative companies during tough economic times.”

The ranking was based on General Bio’s impressive sales growth of its agricultural based bio-tech products including essential oils and vegetable oil seed proteins. General Bio was formed in 2006 and has successfully developed a consumer base for its environmentally friendly products over the last four years. Revenues continue to grow, as evidenced by sales during the six month period ended October 31, 2010, which increased by 133% versus the six period ended October 31, 2009.

Shenher added, “We at Clean Power are honored that we’ve been included on a list which the editors of Profit Magazine refer to as:

“...entrepreneurial bright lights who have shown a keen eye for exploiting under-served niches, a willingness to take risks, a ruthless attention to cost control and, above all, a passionate commitment to delivering value to their customers.”

Shenher concluded by commenting, “It’s wonderful that the hard work and dedication of our management, staff and stakeholders have translated into an appearance on Profit’s Hot Fifty List. We’re dedicated to serving the growth market in environmentally friendly produces and expect the upward trend of our company to continue. This recognition is definitely an indication that we’re on the right track and will is a great way to end the year.”

Clean Power Concepts Launches "Spirit of Health" Natural Consumer Products Brand

On December 22, 2010, we announced the creation of the 'Spirit of Health' brand under which Clean Power will launch a new line of natural consumer products.

"The creation of the 'Spirit of Health' brand is another step in our diversification into consumer driven environmentally friendly health products," said CEO Michael Shenher." The 'Spirit of Health' brand will include a line of natural health supplements made from essential camelina oil, which is an extremely high source of omega 3, omega 6 and vitamin E, in quantities rivaling salmon oil."

Initially, the line will consist of three products: camelina oil capsules, gourmet cooking oil, and a skin care health and beauty formulation aimed to be a remedy for several skin maladies. Plans are also underway to expand the product base into flax, canola and hemp oil based essential oil products.

Shenher closed by saying, "Clean Power sees this natural product brand as being highly attractive to Asian markets which are major consumers of traditional medicine products and fits well into our medium and long-term marketing plans."

Major Sales Agreement Reached

On January 13, 2011,  we reported today that Clean Power had signed a significant long-term agreement with K.N.D. Feeds Ltd. (‘KND’) of Saskatchewan to market the company’s crude canola oil and canola meal off-take on an on-going basis to an expanded base of customers on a global scale.

KND is a well-respected Saskatchewan based supplier to the livestock feed market, which has been in the feed/commodities sales business since the mid 1980’s. Under this marketing agreement, KND has committed to market Clean Power’s canola products. The agreement is comprehensive and has sales estimates of 400 metric tons of canola oil and 600 metric tons of canola meal off take per month for the next five (5) years. The majority of this oil is intended for the fast growing animal feed market.

 “We at Clean Power are fortunate to have the opportunity to work with such successful and reputable people as Ken Kuntz at KND,” commented Mike Shenher, President and CEO. “We believe that expanding our sales network  with partners like KND is enhancing our competitiveness and positioning the Company for further growth. In doing so we’ve significantly enhanced our ability to capitalize on global sales opportunities through this sales agreement.” Shenher added.  "We have been working diligently in 2010 to execute our business plan – to build our infrastructure, expand our product line and establish meaningful, tenured and protected sales and distribution agreements with well established  companies such as KND whose innovative sales focus and values fit our exacting criteria," concluded  Shenher. "Today's announcement is pivotal for the Company as we turn our attention now in 2011 from supply and development, to targeted sales execution."

About K.N.D. Feeds Ltd.
K.N.D. Feeds Ltd.(‘KND’) is located in Bjorkdale, Saskatchewan and has been in operation since the mid 1980’s. KND facilitates sales of approximately 60,000 metric tonnes commodities per year and specializes in the livestock feed business. The company’s CEO Ken Kuntz will be instrumental in assisting Clean Power in developing its product lines and sales channels.

Letter of Intent Executed to Acquire Assets of Alabama Bio Energy LLC and Subsidiary

On February 3, 2011 we executed a letter of intent to acquire the assets of Alabama Bio Energy LLC, and its subsidiary Eagle Bio Diesel Inc. ofBridgeport, Alabama. Its founder and CEO, Dr. William J. Freeman, MD, has agreed to join the board of directors of Clean Power Concepts Inc., and becomes President of the General Bio Health division of Clean Power.

The Bridgeport facility has a current production capacity of 100 million liters of biodiesel annually from a variety of feedstock. The closing date is March 15, 2011.

"We have worked with Dr. Freeman as a supplier, and we are very pleased to welcome Bill to the team, and we are excited for the prospects for Clean Power in Alabama and area," said Michael Shenher CEO of Clean Power Concepts Inc.

About Dr. William J. Freeman:
Dr. William J. Freeman, MD, is a University of Washington (Seattle) graduate and holds an MD degree from Johns Hopkins, as well as several years of postgraduate residency at Johns Hopkins Hospital in Baltimore. He is a Board Certified Otolaryngologist-Head & Neck Surgeon, and also a practicing Allergist. He designed, initiated, constructed, licensed, syndicated, and managed a total of 9 different multi-specialty freestanding surgical centers spread across states. He is a graduate of the Brooks Air Force School of Aerospace medicine and was an astronaut candidate. He is a land and sea rated pilot, including rating in the F-4 Phantom jet fighter and former flight surgeon.

Clean Power Concepts Letter of Intent Marks Entry Into Chinese Market

On December 28, 2010, we signed a letter of intent (the ‘Agreement’) to supply the Chongqing Grain Group Co. Ltd. of China (‘Chongqing’) with crude canola oil.

President and CEO Michael Shenher commented, “The Chinese market represents an incredible opportunity for Clean Power. We’ve been targeting this market for a few years and negotiating with Chongqing for the past two.” Shenher added, “This Agreement is a breakthrough for us and we’re now refining our working plan to meet and exceed the expectations of our new major customer.”

This agreement will help Chongqing in its goal of establishing supply chains for canola which diversify its reliance on major supplies such as ADM, Cargill and Bunge and is part of a long term plan to create a food processing zone in the Chong Qing region of China which has a processing capacity of 30,000 metric tonnes (‘MT’) of rapeseed and 30,000 MT of grain and oil.

Under the agreement, Chongqing has committed to purchasing up to 3,000 MT per month of crude degummed canola oil from Clean Power’s operating subsidiary and ship the oil to China where it will be refined into ‘Refined Bleached and Deodorized’ (‘RBD’) oil which is table ready. The refined oil will then be marketed under Chongqing’s ‘Red Dragon Fly Oil’ brand, which is well established in the Chong Qing Region. The parties have agreed that Clean Power will initially supply Chongqing from its own inventory and through purchases from third party suppliers as it increases production facilities to bring all production sold to Chongqing in-house. To complete the agreement Clean Power Concepts will be hosting a formal delegation from Chongqing within the next 60 days which will be comprised of private company officials and Chinese state representatives.

About Chongqing Grain Group Co. Ltd.
The Chongqing Grain Group Co. Ltd. (the ‘Group’) is located in Chong Qing, which is the youngest municipality in China and the economic and financial center of the upper reaches of the Yangtze River. The Group owns 51 subsidiaries and has 21,507 employees. Total assets of the Group have reached 6.1 Billion Yuan Renminbi (‘RMB’), or approximately US$920 million. The Group has abundant storage facilities, a developed logistics system, an integrated market network, efficient management and excellent marketing groups. The quality of the Group’s three brands - ‘Red Dragonfly’ cooking oil, ‘Ren He’ rice and ‘Ren Ji’ flour - have earned a high reputation in China. More information about The Group is available at www.cqgrain.com. Address: Chongqing Grain Group Co. Ltd., Fourth Floor, Lin Hua Huan Dao Ming Du, No. 13 Ba Yi Road, Yu Zhong District, Chong Qing, China 400010.

Results of Operations for the Three Month Periods Ended January 31, 2011 and January 31, 2010

Clean Powers operating results, for the nine month periods ended January 31, 2011 and 2009 are summarized as follows:

	Nine months Ended
	January 31
	2010	2009
Revenue	$664,803	$257,536
Cost of Sales	(502,586)	(79,499)
Gross Profit	162,217	178,037
Expenses	(859,173)	(451,753)
Interest	(98,894)	(42,510)
Other Income	379,275	-
Net Loss	(416,575)	(316,226)

Revenues
Sales totaled $221,732 and $664,803 respectively for the three and nine month periods ended January 31, 2011 versus $67,520 and $257,536 respectively for the three and nine month periods ended January 31, 2010. The two primary components of revenue were sales of canola meal and canola oil. Other revenue primarily included fees charged for toll crushing. We project sales will continue to rise as we implement our strategic plans during the coming year.

Cost of Sales
Cost of Sales are primarily comprised of agricultural seed input stocks. Cost of sales were $168,160 and $502,586 respectively for the three and nine months ended January 31, 2011 versus $16,190 and $79,499 respectively for the three and nine months ended January 31, 2010. The increase in these costs is tied directly to an increase in sales over the same periods respectively. We cannot accurately predict our future cost of sales because this is primarily driven by the prices of agricultural commodities which vary widely based on many circumstances.

Production Expenses
Production expenses primarily comprise: repairs and maintenance, indirect production supplies, vehicle expenses, and costs related to pre-production testing. Production expenses were $33,971  and $80,276 respectively for the three and nine month periods ended January 31, 2011 versus $nil and $31,526 respectively for the three and nine month periods ended January 31, 2010.We expect production expenses to increase significantly during the coming year as we implement our strategic plans.

General and Administrative Expenses
General and administrative expenses primarily comprise: rent, organizational administration expenses and the cost of bad debts. General and administrative expenses were $72,002 and $378,282 respectively for the three and nine month periods ended January 31, 2011 versus $24,309 and $116,464 for the three and nine month periods ended January 31, 2010.We expect administrative fees to increase moderately during the coming year.

Depreciation
Depreciation is comprised of depreciation expenses for our capital equipment and amortization of lease expenses. Depreciation totaled $30,944 and $77,535 respectively for the three and nine month periods ended January 31, 2011 versus $50,953 and $162,594 respectively for the three and nine month periods ended January 31, 2010.We expect amortization expenses to increase moderately during the coming year in line with our equipment purchases.

Salaries and Wages
Salaries and wages comprise payroll taxes and similar costs related to our management and administrative employees. Salaries and wages totaled $132,305 and $139,294 respectively for the three and nine month periods ended January 31, 2011 versus $46,170 and $89,941 respectively for the same periods ended January 31, 2010. We expect salaries and wages will increase incrementally in line with our planned increase in staff levels.

Professional and Consultant Fees
Professional and consultant fees totaled $77,143 and $120,426 respectively for the three and nine months ended January 31, 2011 versus $2,631 and $22,366 respectively for the same periods ended January 31, 2010. Professional fees are primarily composed of technical consultant, legal, auditor, and accounting fees. During the coming year, we project professional fees will increase moderately.

Advertising
Advertising expenses are related to advertising purchases for the promotion of our products. Advertising totaled $15,413 and $36,524 respectively for the three and nine month periods ending January 31, 2011 versus $13,828 and $20,646 respectively for the same period ended January 31, 2010. We expect advertising expenses to increase moderately over the coming year as we implement our strategic plans.

Investor Relations
Investor Relations expenses comprise costs for press releases, maintenance of the Company’s website and other investor information initiatives. During the three and nine month periods ended January 31, 2011, these expenses totaled $18,086 and $26,836 respectively versus $6,534 and $8,216 respectively for the comparative periods ended January 31, 2010. We anticipate Investor Relations expenses will increase substantially during the coming year as we continue our efforts to raise further capital and keep investors informed of Company developments.

Other Income Related to Scientific Research and Experimental Development Tax Refund
On February 17, 2011, the Company received confirmation from Canada Revenue Agency that its claim for a refund relating to a Canadian Government sponsored Scientific Research and Experimental Development (‘SR&ED’) program had been approved. This resulted in the recognition of other income and an account receivable of $379,275. Additionally, expenses and an account payable of $75,855 were recorded relating to consultant services arising from preparation and administration of the claim. These amounts have been recorded in these financial statements.

Net Income (Loss)
We had net income of $24,128 and incurred a net loss of $(416,575) respectively, for the three and nine months ended January 31, 2011 compared with net losses of $(109,884) and $(316,226) for the same periods ended January 31, 2010. We anticipate net losses will continue during the coming year as we invest in expanding our business.

Liquidity and Capital Resources

Our financial position as at January 31, 2011 and April 30, 2010 were as follows:

Working Capital

	As at January 31, 2011	As at April 30, 2010

Current Assets	$439,167	$374,421
Current Liabilities	2,553,958	2,022,715
Working Capital (Deficiency)	$(2,114,791)	$(1,628,294)

Our working capital deficit increased by $(486,497) between April 30, 2010 and January 31, 2011 due to an inventory drawdown and increased loans and advances payable.

Cash Flows

	Nine months ended January 31, 2011	Nine months ended January 31, 2010

Net cash (used) by Operating Activities	$(340,254)	$(64,711)
Net cash provided (used) by Investing Activities	(6,871)	(626,848)
Net cash provided in Financing Activities	338,629	715,176
(Decrease) Increase in Cash during the period	(9,264)	(40,521)
Cash, Beginning of Period	36,262	41,766
Cash, End of Period	26,998	1,245

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

As of January 31, 2011, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the criteria established by COSO management concluded that the Company's internal control over financial reporting was not effective as of January 31, 2011, as a result of the identification of the material weaknesses described below.

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

Changes in Internal Control over Financial Reporting

During the quarter ended January 31, 2011, the Certifying Officers reviewed our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f)) under the Exchange Act as of the Evaluation Date and concluded that no changes occurred in such control or in other factors during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Deficiencies identified include the inadequate segregations of duties, lack of controls over procedures used to enter transactions into the general ledger, and lack of appropriate review of the reconciliations and supporting workpapers used in the financial close and reporting process. Due to the potential pervasive effect on the financial statement account balances and disclosures and the importance of the annual and interim financial closing and reporting process, in the aggregate, management concluded that there was more than a remote likelihood that a material misstatement in our annual or interim financial statements could occur and would not be prevented or detected.

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

During the nine months ended January 31, 2011, the Company reached a settlement with the City of Regina regarding an odor complaint against its plant in Regina.

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

Risks Associated With Bio Energy

Bio energy business development activities are speculative in nature.

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

Substantial expenditures are required to establish bio energy production facilities and marketing channels.

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

Our activities will be subject to environmental and other industry regulations which could have an adverse effect on our financial condition.

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

Although our subsidiary has generated revenues, we have not generated any profits from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to further  expand and develop our base of customers. On January 31, 2011, we had cash in the amount of $26,998 and a working capital deficit of $(2,114,791). We incurred a net loss of $(416,575) for the nine months ended January 31, 2011. We estimate our average monthly operating expenses to be approximately $60,000 to $90,000, including production costs, management services and administrative costs. Should the results of our planned business model require us to increase our current operating budget, we may have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months. As we cannot assure a lender that we will be able to successfully generate profits, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity securities and shareholder loans, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue our operations, we may be forced to delay, scale back, or eliminate our activities. If any of these were to occur, there is a substantial risk that our business would fail. Management has plans to seek additional capital through private placements and/or public offerings of its capital stock. These conditions raise substantial doubt about our company’s ability to continue as a going concern. Although there are no assurances that management’s plans will be realized, management believes that our company will be able to continue operations in the future. Our consolidated financial statements do not include any adjustments relating to the recoverability and potential classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event our company cannot continue in existence. We continue to experience net operating losses.

We rely on the use and development of proprietary intellectual property which may become obsolete or be supplanted by better processed used or developed by competitors.

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

We currently rely on certain key individuals and the loss of one of these key individuals could have an adverse effect on the Company.

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

We require substantial funds to operate effectively.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no other matters during the quarter ended January 31, 2011, which were submitted to a vote of the Company's security holders, through the solicitation of proxies or otherwise.

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

Dated: March 22, 2011