Form 10-K
period 2011-04-30
CLEAN POWER CONCEPTS INC.
filed 2011-08-16
CIK 1357594

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________________

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to _______________________

Commission file number 000-52035

CLEAN POWER CONCEPTS INC.

(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

98-0490694

 (IRS Employer Identification Number)

1620 McAra Street

Regina, Saskatchewan, Canada        S4N 6H6

(Address of principal executive offices)  (Zip Code)

(306) 546-8327

 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:

Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act:     Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:     Yes ☒   No ☐

Indicate by check mark whether the registrant (1) has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and posy such files):

Yes ☐  No ☐

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

Based on the bid price on August 15, 2011 of $ 0.04, the aggregate market value of the 252,433,183 common shares held by non-affiliates was $10,097,327.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 274,128,778 common shares were outstanding as of August 12, 2011.

 Documents incorporated by reference: See Item 15.

CLEAN POWER CONCEPTS INC. AND SUBSIDIARIES

Table of Contents

PART I
ITEM 1.	Business
ITEM 1A.	Risk Factors
ITEM 1B.	Unresolved Staff Comments
ITEM 2.	Properties
ITEM 3.	Legal Proceedings
ITEM 4.	[Removed and Reserved]

PART II
ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
ITEM 6.	Selected Financial Data
ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk
ITEM 8.	Financial Statements and Supplementary Data:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at April 30, 2011 and April 30, 2010
Consolidated Statements of Operations for the years ended April 30, 2011 and April 30, 2010
Consolidated Statement of Stockholders’ Equity
Consolidated Statements of Cash Flows for the years ended April 30, 2011 and April 30, 2010
Notes to Financial Statements
ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
ITEM 9A.	Controls and Procedures
ITEM 9B.	Other Information

PART III
ITEM 10.	Directors, Executive Officers and Corporate Governance
ITEM 11.	Executive Compensation
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
ITEM 13.	Certain Relationships and Related Transactions, and Director Independence
ITEM 14.	Principal Accountant Fees and Services

PART IV
ITEM 15.	Exhibits and Financial Statement Schedules

SIGNATURES

PART I

ITEM 1.  BUSINESS

History

We were originally incorporated on October 17, 2005 in Nevada under the name Loma Verde Inc. On March 22, 2007, we engaged in a merger with our wholly owned subsidiary, Clean Power Concepts Inc., for the purpose of changing our name. In conjunction with the merger, we engaged in a 56:1 forward split of our authorized, issued and outstanding common stock.  On October 26, 2009, we decreased our authorized common shares limit from 11,200,000,000 to 1,000,000,000.  Through a share exchange agreement executed on April 29, 2010, we acquired 94.8% of the issued and outstanding common shares of General Bio Energy Inc. (“GBE”), a Saskatchewan Corporation, in return for issuance of 28,426,612 restricted shares of our common stock (the “Shares”) based on a ratio of 18.21 or our common shares for each 1.00 common share of GBE submitted for exchange (the “Exchange”).  During the period ended January 31, 2011, we acquired an additional 0.3% of the outstanding shares of GBE, increasing our ownership of GBE to 95.1%.  On November 18, 2010, the Company declared a two for one stock dividend, which resulted in an increase of the Company’s issued and outstanding share capital from 78,442,612 shares to 240,077,763 shares of common stock, including the effect of the share issuances which occurred between declaration of the stock dividend and payment date.

The Company was originally organized for the purpose of acquiring and developing mineral properties and was therefore considered to be in the pre-exploration stage. Mineral claims with unknown reserves were acquired, but we did not establish the existence of commercially mineable ore deposits and determined we should abandon our mineral claims and pursue other business opportunities, one of which was the alternative energy business. On April 29, 2010 we changed our business focus to the operation of the business conducted by our subsidiary GBE, focused on the environmentally friendly green energy industry. GBE was incorporated in the Province of Saskatchewan on February 14, 2006 under the name Canadian Green Fuels Inc. and changed its name to General Bio Energy Inc. on September 18, 2008. GBE commenced its pre-production stage on May 1, 2006 and began selling products in July 2008. From 2008 to 2010, GBE has continued to develop, research and test its pilot production equipment, and refine its alternative energy technology.

Today, we are engaged in the development of a bioenergy business focused on agricultural processing and the environmentally friendly green energy industry.  We currently produce a range of products manufactured by crushing oilseeds and refining the byproducts. Our subsidiary, GBE, operates a fully integrated commercial oilseed crushing, bio-diesel refinery, which uses our proprietary processes to produce two main co-products, oil and meal, each of which are further processed and then sold.  The oil products produced from this process can be divided into three subcategories: (i) vegetable oil for human and animal consumption; (ii) biofuel and biofuel additives; and (iii) environmental lubricants and conditioners, penetrating sprays, dust suppressants, cutting oils and other “ECO-lubricants”.  We have also recently added a new group of oil products to our product mix, natural consumer health products.  The meal and protein related products are used for agricultural and aquaculture feedstock.  We consider our facility to be a “green” manufacturing facility because it has minimal effluents, using methods which are emissions friendly.  Our production facility and head office is located in Regina, Saskatchewan.

Effective with the execution of our reverse merger on April 29, 2010, we changed our fiscal year end from June 30th to April 30th. Our common stock is publicly traded in the OTCQB under the symbol “CPOW”.

Our Products

GBE currently operates in the agricultural commodity processing and the bioenergy industry.  At our production facility located in Regina, Saskatchewan, GBE operates a fully integrated commercial oilseed crushing, bio-diesel refinery, as well as an environmental lubricants manufacturing and bottling plant, and a nutraceutical and food processing plant. Through our proprietary crushing processes, we are able to separate the seed from the oil resulting in two main biproducts: oil and edible meal that is then further refined and sold.

The current plant has a crush capacity of 19.7 million liters of crushed oilseed annually, which is then processed into bio fuel and biofuel additives and lubricants.  Its biodiesel fuel processor can produce up to 20 million liters of biofuel and biofuel additives and the crushing system can produce nearly 32.8 thousand metric tonnes of meal and protein related products for agricultural and aquaculture feedstock annually. The seed meal is capable of being pelletized, further processed to manufacture pet or other livestock feeds, extract proteins, or shipped raw due to its dry non-compacting properties.

Biofuel, Lubricants and Natural Consumer Products

The oil produced at our facility is a COPA Type III which can be (i) sold to animal feeders, or food processors for additional refining (ii) sold at the retail pump located on our premises because it meets or exceeds specifications required to produce ASTM D6571 standard for retail bio-diesel , or (iii) manufactured at our plant into value added retail products, such as lubricants .

Our lubricants are sold under our trade names “MOPO Environmental Lubricants”. The various products sold under the “MOPO Environmental Lubricants” brand created in our manufacturing facility are:

1)	Dust Suppressants

2)	Environmental Lubricants used for:
	a)	Cutting Oil
	b)	Chain Oil
	c)	General All Purpose Lubricant
	d)	Gun Oil
	e)	Penetrating Oil (the oil/solution is prepared at the facility but is outsourced for aerosolizing)

3)	Environmental Fuel Line Conditioners packaged in:
	a)	1 Liter F style bottle
	b)	4 Liter F style jug
	c)	205 Liter barrel
	d)	1036 Liter totes
	e)	Bulk

Other primary trade names include: ‘General Bio Health’ and ‘Spirit of Health’, under which we manufacture, distribute, and retail essential oils, camelina, canola, flax, and hemp, in various formats including capsules, gourmet cooking oils, and skin care formulations. In May  2011, we launched the creation of the 'Spirit of Health' brand under which we intend to launch a new line of natural consumer products. The 'Spirit of Health' brand will include a line of natural health supplements made from essential camelina oil, which is an extremely high source of omega 3, omega 6 and vitamin E, in quantities rivaling salmon oil.  Initially, it is anticipated that the line will consist of three products: camelina oil capsules, gourmet cooking oil, and a skin care health and beauty formulation aimed to be a remedy for several skin maladies. Plans are also underway to expand the product base into flax, canola and hemp oil based essential oil products.

Meal and Pelleting Operations

Meal is a primary co-product of the Company.  The meal is used as animal and aquaculture feed.  Meal is the remaining seed elements that are the remnants of the crush of oil seed. It takes on the appearance of a soil or peat moss texture, and is a highly valued commodity due to its protein and high fat content. Through the process of GBE’s crushing, approximately 80% of the fat (oil) is removed from the seed in its double crush process, leaving approx 8% fat in the meal.  In this raw form it is used primarily for livestock feed and is a high demand product due to bans on the use of animal tallow.

The meal is dealt with in the plant through a series of augers and conveyors which move it from the primary crusher output funnels to the secondary crush input funnels and finally to the exterior storage environment where it waits for shipping to the customer. The meal can be further refined through a filtration process where protein powder can be extracted which can be sold for use in a variety of applications from pet food to aquaculture and is exported globally.

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

We are initiating plans to commercialize the use of meal through the patented process licensed from the Canadian Department of Fisheries and Oceans.  A top priority is to develop high margin fish food for aquaculture and other primary protein products.

Our Early Development

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

GBE entered the development stage through a small crushing capacity with five crushers and a prototype biofuel processor that allowed the Company to produce either feedstock based canola oil or biodiesel. GBE has developed, and also licenses, proprietary processes which allow the Company to pursue its vision of being a “green” manufacturing facility with minimal effluents, using methods which are emissions friendly and do not use a water-wash system. This biofuel production method also gave birth to the development of additives and value-added products such as its MOPO brand of biodiesel based diesel fuel lubricants and conditioners, penetrating sprays, dust suppressants, cutting oils and other “ECO-lubricants”.

GBE invested over two years in manufacturing process and produce development trials to prove the integrity of its production system and create markets. During this time the Company achieved the following:

●	Refined its biofuel processor and created a second generation machinery;
●	Developed a proprietary hydro-jacket seed entry double crushing system;
●	Created an exportable meal and pelleting operation;
●	Established a successful retail product line and distribution network and delivery process;
●	Engaged in Canada’s first Bio-Fuel Research and Technology partnership with the University of Regina and the Saskatchewan Forest Centre (Forest First) for the development of next generation technologies;
●	Engaged with a leading edge hydrodynamic cavitation technology as an exclusive applications developer for Biofuels, which technology is expected to improve the way in which biodiesel is created and distributed; and
●	Pioneered biomass gasification technologies.

Future Plans

GBE’s plans, contingent upon financing and profitability of operations during the next fiscal year, are to expand its crushing capacity to a potential of 450 MT crushing capacity per day and improve and increase its refining capacity. We also are negotiating for the acquisition of a U.S. based biodiesel operation to assist in meeting this production goal and to capitalize on a ‘blenders credit’ that is provided by the U.S. government. The Company is also investigating expansion within Canada to develop, or acquire, additional crushing facilities and biodiesel operations and is working on an initiative to develop camelina and canola oil refining with a view to producing bio jet fuel.

GBE intends to market itself domestically and in foreign countries to obtain domestic and export contracts for the sale of its product lines by contacting distributors and purchasing agents of retail operations that sell products and that compete with the Company’s products. Additionally, GBE has plans to enter niche food markets by developing an organic and/or camelina, flax, hemp and canola based oil products for health food markets. It anticipates this to occur in the short term using General Bio Health Division’s ‘Spirit of Health’ brand. Consideration is also being given to move operation closer to markets and improved logistics.

Competitive Conditions

We compete with other providers of agricultural commodity processors and producers of energy as well as providers of bioenergy. We also compete with multinational corporations with significant financial resources. These competitors can use their resources and scale to rapidly respond to competitive pressures and changes in consumer preferences by introducing new products, reducing prices or increasing promotional activities. Many of our competitors have longer operating histories and have materially greater financial and other resources than we do. Our inability to compete effectively could result in a decline in our sales. As a result, we may have to reduce our prices or increase our spending on marketing, advertising and product innovation. Any of these could negatively affect our business and financial performance.

The agricultural processing and bioenergy industry is complex, competitive, and has multiple companies competing for the limited inputs of various grains and oil seeds. It is possible demand for input stocks will not remain economically viable based on growing demand and future input prices and this is a concern to us but, in general, input stocks of GBE are subject to normal commodity price variations and we do not believe any single company, or group of companies,currently has sufficient market power to affect the price or supply of bioenergy in the world market.

With the price of crude oil at high current levels, production activity in the bioenergy industry has increased dramatically, and competition is also high for the recruitment of qualified technical personnel and processing equipment. However, a primary source of GBE’s input stock is off-grade market of oil seed inputs. These inputs represent 20-30% of annual oil seed crop totals and for the foreseeable are expected to provide a sufficient supply of inputs for the Company. This factor provides the Company with a competitive advantage as it is the only company to our knowledge currently operating in Canada which has an off-grade seed crusher and produces fuel, fuel grade oil, and additives from off grade oil seed.

Government Regulation

Agricultural processing and bioenergy operations in Canada are subject to various federal, provincial and local laws and regulations which govern, development, production, exports, taxes, labour standards, occupational health, waste disposal, protection of the environment, safety, hazardous substances and other matters. The Company believes that it is in compliance in all material respects with applicable statutes and the regulations passed in Canada. As of April 30, 2011, there are no orders or directions relating to the Company with respect to the foregoing laws and regulations.

Environmental Regulation

GBE’s activities are subject to various federal, provincial and local laws and regulations governing protection of the environment. In general, these laws are amended often and are becoming more restrictive. GBE’s policy is to conduct its business in a way that safeguards public health and the environment and believes that its operations are conducted in material compliance with applicable environmental laws and regulations. Since its incorporation, GBE has not had any material environmental incidents or non-compliance with any applicable environmental laws or regulations. The Company estimates that it will not incur material capital expenditures for environmental control facilities during the current fiscal year. GBE currently has a discretionary use permit and a Phase I Environmental Assessment completed.

Regina Processing Plant

The operations of GBE are located within the city limits of Regina, Saskatchewan, Canada at 1620 McAra Street. This manufacturing facility comprises a rented building and land on a 1.5 acre corner property with an 8,800 square foot manufacturing plant on site. We rent the site from our Chief Executive Officer.  See “Certain Related Party Transactions.”  The facility has a fully certified weigh scale and silo grain storage for more than 100,000 bushels of input storage as well as shed and open-air storage for more than 2000 Metric Tonnes (‘MT’) of processed oilseed meal.

GBE’s plant is Western Canada’s first retail Bio-Diesel Fueling station and contains all the primary assets of the Company.

The manufacturing facility has a rated capacity to generate a total annual production of oil on a current run rate of 150 MT of crushing capacity equal to 19.7 million liters (approximately 18,250 MT) and approximately 30,000 MT of meal.

The manufacturing facility has the capacity to generate a total annual production of biofuel on current run rates equal to 19.7 million (18,250 MT). Additionally, our biofuel processors have a capacity to exceed 25 million liters of fuel production capability.

Crushing Operations and Products

All of our products are produced at our plant in Regina, Saskatchewan, Canada through the use of our proprietary process, which utilizes a double crush mechanical process with a “Hydro Jacket Heated Seed Entry” system. GBE’s plant has an oil seed crushing capacity of 150 MT/Day which produces two co-products, oil and meal.  Our proprietary process maximizes oil extraction to more than 90% and creates an oil seed meal capable of being pelletized, further processed to manufacture pet or other livestock feeds, extract proteins, or shipped raw due to its dry non-compacting properties.

The crushing process begins at Stage 1 (see diagram below) where various oil seeds enter the crushing operations located inside the manufacturing facility through an initial hopper where the seed is dispersed along the proprietary  heated hydro jacket that heats the seed to 60 degrees. This heat increases the capacity of the crushers to extract a maximum amount of oil. After passing along the entire span of the heated hydro jacket the seed is equally distributed to the array of primary crushers for its initial expeller crush. The oil and seed are separated and the meal is conveyed through an auger system to second stage crushing. The oil is then deposited into a common oil filter system where it is heated and centrifuged and sent to bulk storage located inside a heated environment in the building.

The crushed meal from Stage 1 is deposited into the re-crushers at Stage 2 where additional oil is extracted and deposited to the common oil filter system.  The meal is then conveyored and distributed through an auger system to storage outside the main facility where it is either held for customer pick up or re-directed to two peletting machines where it can be further prepared for either bagging or bulk pick up by the customer.

The oil produced is a COPA Type III which can be: (i) sold to food processors for additional refining; (ii) sold at the retail pump located on our premises because it meets or exceeds specifications required to produce ASTM D6571 standard for retail bio-diesel, or (iii) manufactured at our plant into value added retail products, such as lubricants.

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

Bottling & Retail Operations

Substantially all of the retail functions, product creation, bottling, labeling and marketing are, performed at the manufacturing facility. The products that we bottle and label are our lubricants and dust suppressants. We also manufacture, distribute, and retail essential oils, camelina, canola, flax, and hemp, in various formats including capsules, gourmet cooking oils, and skin care formulations. The product creation is a labor intensive process of filling bottles and wrapping them with labels. As the Company grows, we plan to automate some processes in this area.

Subsidiaries

Our primary subsidiary is GBE, a Saskatchewan corporation that is a 95.1% owned subsidiary.

Intellectual Property

We do not own, either legally or beneficially, any patents, trademarks, servicemarks, or other registered intellectual property. We license certain patented intellectual property from the Canadian Department of Fisheries and Oceans.  We have applied for patent protection for our proprietary process.  However, due to the rapid pace of the bioenergy industry's development, we believe that the legal protection for our product is less significant to our success than the knowledge and technical expertise of our personnel.

Sales and Distribution

On January 12, 2011, we expanded our sales network and entered into a five year non-exclusive distribution agreement with K.N.D. Feeds Ltd. (‘KND’) of Saskatchewan to market our crude canola oil and canola meal off-take on an on-going basis to an expanded base of customers on a global scale.  KND is a well respected Saskatchewan based supplier to the livestock feed market, which has been in the feed/commodities sales business since the mid 1980’s. Under this marketing agreement, KND has committed to market the Company’s canola products. The agreement is comprehensive and has sales estimates of 400 metric tons of canola oil and 600 metric tons of canola meal off take per month for the next five (5) years. The majority of this oil is intended for the fast growing animal feed market.

The Company entered into a Joint Venture Agreement, dated April 29, 2011 (the “First JV Agreement”) with Chongqing Grain Group, Inc. (“CGC”) to establish a joint venture (the “First Joint Venture”) for the purpose of: (i) agricultural commodities international trade ; (ii) managing and creating logistical channels; (iii) leasing or acquiring one or more 200,000 to 300,000 metric-tons facilities suitable for crushing; and (iv) expanding or building 850,000 metric-tons crushing facilities. The First JV Agreement provides that the term of the First Joint Venture will be perpetual, subject to certain early termination events, and that the First Joint Venture will be managed by a board of directors, two of whom will be selected by CGC and one of whom will be selected by the Company. The parties have agreed to contribute an aggregate of Three Million Dollars ($3,000,000) to the First Joint Venture, of which the Company is committed to contribute five percent (5%) and CGC is committed to contribute ninety-five percent (95%). The Company and CGC will be entitled to receive five percent (5%) and ninety-five percent (95%), respectively, of the profits of the First Joint Venture. In addition, the Agreement provides that the Company will be committing to source 500,000 metric tons of canola seeds at a minimum to the First Joint Venture on a yearly basis.

The Company entered into a second Joint Venture Agreement, dated May 18, 2011 (the “Second JV Agreement”) with Wuhan Haitong Shipping and Logistics Co., Ltd (“Wuhan”) to establish a joint venture (the “Second Joint Venture”) for the purpose of: (i) agricultural commodities international trade; (ii) managing and creating logistical channels; (iii) acquiring one or more 150,000 metric-tons facilities suitable for crushing; and (iv) expanding or building new crushing facilities. The Second JV Agreement provides that the term of the Second Joint Venture will be perpetual, subject to certain early termination events, and that the Second Joint Venture will be managed by a board of directors, two of whom will be selected by Wuhan and one of whom will be selected by the Company. The parties have agreed to contribute an aggregate of Five Million Chinese Yuan to the Second Joint Venture, of which the Company is committed to contributing thirty percent (30%) to forty percent (40%) and Wuhan is committed to contribute sixty percent to seventy percent (70%). The Company and Wuhan will be entitled to receive thirty percent (30%) to forty percent (40%) and sixty percent (60%) to seventy percent (70%), respectively, of the profits of the Second Joint Venture.

Recent Developments

The Company entered into an Investment Agreement with Centurion Private Equity, LLC (“Centurion”) on April 12, 2011.  Pursuant to the Investment Agreement, Centurion committed to purchase up to $30,000,000 of our common stock, over a period of time terminating upon the earlier of (i) 30 months from the effective date of the registration statement; or (ii) 36 months from the date of the Investment Agreement, subject to an effective registration statement covering the resale of the common stock and subject to certain conditions and limitations set forth in the Investment Agreement, including limitations based upon the trading volume of the Company’s common stock. The maximum aggregate number of shares issuable by us and purchasable by Centurion under the Investment Agreement is that number of shares of common stock having an aggregate purchase price of $30,000,000. This arrangement is sometimes referred to as an “Equity Line.”

Employees

Our subsidiary GBE employees 5 full time technical and administrative staff. We expect a significant increase in the number of our employees over the next 12 month period as we implement our strategic plans. We contract with outside professionals for legal, audit, accounting, and regulatory filing services as required.

Properties

Our executive, administrative, and operating offices and manufacturing facilities are located at 1620 McAra Street, Regina, Saskatchewan, Canada, S4N 6H6. We lease approximately 8,800 square feet at a cost in 2010 of $3,000 to $3,500 per month and in 2011 cost of $4,000 per month. We believe these facilities are adequate for our current needs and that alternate facilities can be acquired if needed. However, we believe we are currently paying below market rates for our premises because they are leased from a company owned by our Chief Executive Officer and his family members.

In March 2011 we entered into a lease agreement with Great Plains Oil and Exploration, LLC for a seed processing and storage facility in Culbertson, Montana.  The lease provides for the payment of a base rent of $10,000 per month plus an additional rent based upon the amount of seed crushed.  Due to a dispute regarding the condition of the facilities, we have not occupied the property and have not paid any rent.  Although we do not believe that we have any payment obligation with respect to the lease and therefore have not paid any amounts under such lease, the landlord has notified us that they terminated our lease for nonpayment and were holding us responsible for the lease payments.  We intend to defend our position, however, there can be no assurance that we will be successful in such defense and if a court were to determine that we owed money under the lease, our financial position would be impacted by at least $10,000 per month (the base rent).

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

We were incorporated on October 17, 2005 and recently became engaged in the bioenergy related business. Although our subsidiary has been in the bioenergy related business since February 14, 2006, it has never earned a profit from such operations. In addition, our operating history has been restricted to the small scale production and sale of processed agricultural commodities and bioenergy related products and this does not provide a meaningful basis for an evaluation of our prospects. We have no way to accurately evaluate the likelihood of whether we will be able to build and operate our business successfully. We anticipate that we will continue to incur operating costs without realizing any profits for the foreseeable future and therefore expect to continue to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant additional revenues from the sale of our products, we will not be able to earn profits or continue operations. At this early stage of our operation, we also expect to face the risks, uncertainties, expenses and difficulties frequently encountered by companies at the start up stage of their business development. We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition. There is no history upon which to base any assumption as to the likelihood that we will prove successful and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

The fact that we have not earned any profits since our incorporation raises substantial doubt about our ability to continue as a going concern.

Although our subsidiary has generated revenues, we have not generated any profits from operations since our incorporation and we anticipate that we will continue to incur operating expenses without revenues unless and until we are able to further expand and develop our base of customers. The opinion of the independent registered accounting firm for our fiscal year ended April 30, 2010 and April 30, 2009 is qualified subject to substantial doubt as to our ability to continue as a going concern due need for additional working capital for our planned activity and to service our debt.   On April 30, 2011 we had cash in the amount of $148,240, working capital deficit of $(2,594,071) and an accumulated deficit of (5,126,805). We incurred a net loss of $(2,616,782) for the year ended April 30, 2011. We incurred a net loss of $597,266 and had an accumulated deficit of $2,524,685 for the year ended April 30, 2010.  We estimate our average monthly operating expenses to be approximately $60,000 to $90,000, including production costs, management services and administrative costs, which exceeds our current monthly revenue. Should the results of our planned business model require us to increase our current operating budget, we may have to raise additional funds to meet our currently budgeted operating requirements for the next 12 months.  Other than the Equity Line, for which we have no assurance that we will meet the conditions for its use, and a small line of credit, we do not have any committed sources of funding.  As we cannot assure a lender that we will be able to successfully generate profits, we will probably find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from sales of equity securities and shareholder loans, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need to continue our operations, we may be forced to delay, scale back, or eliminate our activities. If any of these were to occur, there is a substantial risk that our business would fail. Management has plans to seek additional capital through private placements and/or public offerings of our capital stock.

Our activities will be subject to environmental and other industry regulations which could have an adverse effect on our financial condition.

Our activities are subject to environmental regulations promulgated by government agencies from time to time. Environmental legislation generally provides for restrictions and prohibitions on spills, releases or emissions of various substances produced in association with production operations, which could result in environmental pollution. A breach of such legislation may result in imposition of fines and penalties. In addition, certain types of operations require the submission and approval of environmental impact assessments. Environmental legislation is evolving in a manner which means stricter standards and enforcement, fines and penalties for non-compliance are more stringent. Environmental assessments of proposed projects carry a heightened degree of responsibility for companies and directors, officers and employees. The cost of compliance with changes in governmental regulations could have an adverse effect on the financial condition of the Company. Failure to comply with applicable laws, regulations, and permitting requirements may result in enforcement actions, including orders issued by regulatory or judicial authorities causing operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment, or remedial actions.

We are currently in default under our notes issued to the Business Development Bank of Canada and if we do not have sufficient funds to pay the secured notes issued to the Business Development Bank of Canada when demand is made, the note holder has the right to foreclose upon our assets, which could force us to suspend all operations.

We have not made all of the required payments under our note issued to the Business Development Bank of Canada.  If the Business Development Bank of Canada should demand payment and we are unable to renegotiate the terms of the note, the note holder could declare the note in default and may seize our assets, which would force us to suspend all operations.  Our secured note in the principal amount of $250,000, requires monthly payments of $2,135 with a final payment due in October 2018, of which $21,903 is in arrears. We owed a total of  $241,690 as of April 30, 2011 under the note and the note is secured by a lien on all of our assets.  In addition, as of April 30, 2011 we owe $4,120 under a notes also issued to the Business Development Bank of Canada.  If our revenue from operations is not sufficient to repay these loans the bank could foreclose upon ours assets.  Our Chief Executive Officer has personally guaranteed repayment of 75% of the amount outstanding under each of these notes. Our ability to continue to operate could be dependent upon our Chief Executive Officer’s ability to pay our loan in that if we are unable to raise additional funds to repay the note secured by our assets.

We also owe substantial amounts for advances which are due on demand and other loans due on demand.  If demand should be made and we are unable to pay the amounts due, the entities making demand could institute legal proceedings against us.

If we do not have sufficient funds to pay the secured note when it becomes due, the note holder has the right to reposses certain assets, which could force us to suspend all operations.

If we do not repay the outstanding principal balance and accrued interest, which is currently $832,139, on our advances or our demand loans which aggregate $245,663 as of April 30, 2011, the holders could declare us in default and commence proceedings against us. We currently do not have the funds necessary to pay all of such amounts.   Our ability to continue to operate could be dependent upon our ability to repay these loans. We do not have any specific financing plan for the repayment of such debt. As of the date of filing, $60,000 lump sum payment has been made towards this debt.

We rely on the use and development of proprietary intellectual property which may become obsolete or be supplanted by better processed used or developed by competitors.

The success of our operations rely to a significant degree upon our ability to develop, maintain and protect proprietary products and technologies, including our proprietary crushing process. At present, we have not filed applications for any patents on our proprietary technologies and these could be at risk of being copied or stolen by competitors. Additionally, even if we do receive patent protection of our proprietary processes, patents will provide only limited protection and would likely require substantial costs to enforce. If our trade secrets become known, our business and competitive position could be adversely affected. Additionally, if we do not continually invest in the development of new processes and technologies, our current processes and technologies may become obsolete and this could have a material negative impact on our business.

We currently rely on certain key individuals and the loss of one of these key individuals could have an adverse effect on the Company.

We believe that our future success is highly dependent upon the efforts of our President and CEO, CFO, PAO, Treasurer and Secretary, Chair and Director, the loss of any of whose services could have a material adverse effect on the success and development of the Company. Additionally, we currently do not and do not anticipate having key man insurance in place in respect of our director and senior officers in the foreseeable future.

The Company’s operation would not survive a complete oil seed crop failure.

In the event a total oil seed crop failure were to occur, we would not have sufficient inputs for our production processes and would not be able to create the products we sell to our customers. If the failure were to occur in the near future, we would not likely survive the crop failure given our current liquidity and capital resources.

The Company’s products are subject to defect which diminishes their value and the Company’s ability to sell.

The meal that is sold to agriculture feeders, such as chicken farm and cattle feedlots, must be of certain grades of meal that has high protein animal feed content.  If the meal we produce does not have the necessary protein or other content required by a livestock producer, one of our main product lines may not be saleable or may only be saleable at reduced prices which may be unprofitable to us.  Additionally, we may experience meal productions runs where the meal is of low quality or tainted and unfit for sale, which could have a material negative impact on our current sales revenue, product reputation, and future saleability of our products.

The Company is subject to operating risks which may adversely affect the Company’s financial condition.

Our operations are subject to risks normally incidental to manufacturing operations which may result in work stoppages and/or damage to property. This may be caused by:

●       Breakdown of our crushers;

●       Breakdown of the processes that create our end products;

●       Labor disputes;

●       Foreign exchange rates;

●       Imposition of new government regulations;

●       Sabotage by operational personnel;

●       Cost overruns; and

●       Fire, flood, or other Acts of God.

If any of the above were to occur, our business could be adversely effected.  We currently do not have insurance that covers lost profits due to work stoppage and therefore we would have to bear the entirety of any such loss.

We require substantial funds to operate effectively.

Several significant factors related to our operational cash requirements include, but are not limited to:

●	Costs of production, including manufacturing labor and operation and maintenance of production facilities;
●	Research and development expenses;
●	Availability and costs of financing; and
●	Regulatory compliance regulations and restraints.

We may need to raise additional funds in order to support further expansion, meet competitive pressures, or respond to unanticipated requirements.  We currently do not have any commitments for additional funding other than the Equity Line but there can be no assurance that we will meet the conditions necessary to allow us to use the Equity Line.

Our insurance does not cover all of our potential losses, liabilities and damage related to our business.

We have a general insurance policy that covers our equipment in the amount of $500,000, however insurance may not cover all of our losses if damage does occur and our operation would be disrupted if our crushers and processes were destroyed or damaged by fire, flood, tornado and severe wind gusts. It is not always possible to obtain insurance against all such risks and we may decide not to insure against certain risks because of high premiums or other reasons. Should such liabilities arise, they could reduce or eliminate any further profitability and result in increasing costs and a decline in the value of our securities.

Competition may hamper our ability to acquire inputs and labor necessary to operate the Company, which may have an adverse impact on our operations.

The agricultural commodity processing and bioenergy industry is complex, competitive, and has multiple companies competing for the limited inputs of various grains and oil seeds. It is possible demand for input stocks will not remain economically viable based on growing demand and future input prices.

We compete with other agricultural processing and bioenergy companies for raw materials. In identifying and acquiring raw materials, we may compete with many companies possessing greater financial resources and technical facilities. This competition could adversely affect our ability to acquire raw materials in the future. Accordingly, there can be no assurance that we will acquire sufficient raw materials in the future to support a commercial viable operation.

Significant and increasing competition exists for labor and executives in Saskatchewan and minimum wage laws and compensation arrangements are rising where we carry on business. As a result of this competition, some of which is with large companies with substantial capabilities and greater financial resources than the Company, we may be unable to acquire skilled labor on terms we consider acceptable. The Company also competes with other companies for the recruitment and retention of qualified employees and other personnel. We compete with multinational corporations with significant financial resources. These competitors can use their resources and scale to rapidly respond to competitive pressures and changes in consumer preferences by introducing new products, reducing prices or increasing promotional activities. Many of our competitors have longer operating histories and have materially greater financial and other resources than we do.    Our inability to compete effectively could result in a decline in our sales. As a result, we may have to reduce our prices or increase our spending on marketing, advertising and product innovation. Any of these could negatively affect our business and financial performance.

The Company may experience difficulty attracting and retaining qualified management to meet the needs of its anticipated growth, and the failure to manage the Company’s growth effectively could have a material adverse effect on its business and financial condition.

The Company intends to grow its business both internally and through acquisitions.  Further growth and expansion of our business would place additional demands upon our current management and other resources and would require additional production capacity, working capital, information systems, management, operational and other financial resources. In order to expand our business, we will need to increase our sales volume and expand our sales territory.  The Company’s existing management resources and operational, financial, human and management information systems and controls may be inadequate to support existing or expanded operations.  The Company currently has limited business operations and has no history of managing growth.  Such expansion will require significant additional expenditures for manufacturing, raw materials inventory and marketing and we will not be able to effectuate any such expansion without additional capital.   Further growth of the Company will also depend on various factors, including, among others, our ability to attract and retain new employees, the development of new products, competition and governmental regulation of the agricultural processing and bioenergy industry.

The Company’s prospects depend in part on the ability of its executive officers and senior management to operate effectively, both independently and as a group. To manage its growth, the Company may have to attract and retain additional highly qualified management, financial and technical personnel and continue to implement and improve operational, financial and management information systems. Not all of the foregoing factors are within our control. No assurance can be given that our business will grow in the future and that we will be able to effectively manage such growth. If we are unable to manage growth effectively, our business, results of operations and financial condition would be materially adversely affected. Investors must be willing to rely to a significant extent on management’s discretion and judgment, as well as the expertise and competence of outside contractors which can be very expensive.

If the Company is successful in identifying and closing acquisitions, it faces additional risks, including among others, difficulties and expenses incurred in the consummation of acquisitions and assimilation of the operations, technologies, personnel and services or products of the acquired companies, difficulties of operating new businesses and retaining their customers, the diversion of management’s attention from other business concerns and the potential loss of key employees of the acquired company.  The Company has no history or experience in successfully integrating acquired businesses and may be unable to successfully manage these risks.  The Company may have difficulty retaining employees.  In addition, any acquisitions by the Company may involve certain other risks, including the assumption of additional liabilities and potentially dilutive issuances of convertible debt or equity securities.

Our current management controls a large portion of the right to vote our common stock and they may be able to exert significant influence over the Company indefinitely.

Michael Shenher, our Chairman, President, Chief Executive Officer and Chief Financial Officer and his wife have the right to control the vote of 22.57% of our outstanding common stock. As a result, they may be able to exert significant influence over our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, for an indefinite period of time. This concentration of voting control might have the effect of delaying or preventing a change in control and might adversely affect the market value of our common stock in the future and the voting rights of our other stockholders.

Compliance with environmental regulations can be costly, and we may become subject to further environmental compliance requirements in connection with our operations, which could materially and adversely affect our results of operations and financial condition.

We are required to comply with national and local regulations regarding environmental protection for the operation of our plant. We believe we have all the environmental permits that are necessary under current laws and regulations to conduct our business.  To the extent that any plant we acquire in the future may have been in compliance with environmental protection laws and regulations at the time they were constructed, we cannot assure you that that we will not be required to make a retroactive application of current laws and regulations to such old plants after their acquisition by us. Compliance with environmental regulations can be very expensive, and non-compliance with these regulations may result in adverse publicity, potentially significant monetary damages and fines and suspension of our business operations. In addition, if more stringent regulations are adopted in the future, the costs of compliance with these new regulations could be substantial. If we fail to comply with any future environmental regulations, we may be required to pay substantial fines, suspend production or even cease operations. We do not carry any insurance for damages resulting from failure to comply with environmental regulations.

Failure to establish and maintain distributor relationships could negatively impact sales of our products.

We plan to license the distribution of products through various distributors as well as internationally through independent distributors. Our success will in part depend upon our ability to recruit, retain and motivate distributors. In our efforts to attract and retain distributors, we will compete with other companies that are more established.  Our operating results will be harmed if our products do not generate sufficient interest to attract and retain distributors.

We will not be able exert full control over our licensees and distributors and this could lead to harmful claims against us.

We have non-exclusively licensed the distribution of certain products to a third party.  Since our distributors will be independent contractors, we will not be able to exert the same level of control over them as we do with employees.  Therefore, we will be subject to the risk that the licensees and distributors will not comply with our policies and procedures, which could result in harmful claims against us.

We are subject to foreign currency exchange risks.

We will be exposed to foreign currency exchange rate risks that are inherent in our anticipated sales that are denominated in currencies other than the United States dollar. Although we attempt to mitigate our exposure to fluctuations in currency exchange rates, these hedging activities may not always be available or adequate to eliminate, or even mitigate, the impact of our exchange rate exposure. Failure to sufficiently hedge or otherwise manage foreign currency risks properly could materially and adversely affect our revenues and gross margins.

We have no independent audit committee nor do we have an audit committee financial expert at this time. Our full board of directors functions as our audit committee and is composed of one director who is not considered independent. This may hinder our board of directors’ effectiveness in fulfilling the functions of the audit committee.

Currently, we have no independent audit committee nor do we have an audit committee financial expert at this time. Our full board of directors functions as our audit committee and is comprised of one director who is not considered to be "independent" in accordance with the requirements of Rule 10A-3 under the Securities Exchange Act of 1934 (the “Exchange Act”). An independent audit committee plays a crucial role in the corporate governance process, assessing the Company's processes relating to its risks and control environment, overseeing financial reporting, and evaluating internal and independent audit processes. The lack of an independent audit committee may prevent the board of directors from being independent from management in its judgments and decisions and its ability to pursue the board's responsibilities without undue influence. We may have difficulty attracting and retaining directors with the requisite qualifications. If we are unable to attract and retain qualified, independent directors, the management of our business could be compromised. In addition, no one on our board of directors is considered to be a “financial expert” such that none of the directors have the education or experience of being a chief financial officer.

Our board of directors, which consists of one director, acts as our compensation committee, which presents the risk that compensation and benefits paid to these executive officers who are board members and other officers may not be commensurate with our financial performance.

A compensation committee consisting of independent directors is a safeguard against self-dealing by company executives. Our board of directors acts as the compensation committee and determines the compensation and benefits of our executive officers, administers our employee stock and benefit plans, and reviews policies relating to the compensation and benefits of our employees. Although all board members have fiduciary obligations in connection with compensation matters, our lack of an independent compensation committee presents the risk that our executive officer on the board may have influence over his personal compensation and benefits levels that may not be commensurate with our financial performance.

Risks Associated With Agricultural Processing and Bioenergy

Agricultural processing and bioenergy business development activities are speculative in nature.

Agricultural processing and bioenergy and its related businesses is a new industry and are a speculative business, characterized by a number of significant risks including, among other things, unprofitable efforts resulting not only from the failure to develop marketable products, establish wholesale and retail delivery channels, and to acquire wide consumer acceptance. The marketability of bioenergy products produced by the Company may be affected by numerous factors which are beyond our control and which cannot be accurately predicted, such as market fluctuations, the proximity and capacity of agricultural commodity supplies, wholesale and retail markets and such other factors as government regulations, including regulations relating to product testing, waste management, allowable production, importing and exporting of agricultural products and environmental protection issues, the combination of which factors may result in the Company not receiving an adequate return of investment capital.

Our business depends on the competitiveness of agricultural processing and bioenergy to other forms of energy generation. Fewer bioenergy plants may be successful or if other energy sources become less expensive, which could have a material adverse effect on our results of operations, financial condition and growth prospects.

The demand for bioenergy depends in part on the cost of generation from other sources of energy. The terms under which supplies of petroleum, coal, natural gas and other fossil fuels, as well as uranium, can be obtained are key factors in determining the economic interest of using these energy sources rather than bioenergy sources. The principal energy sources in competition with bioenergy sources are petroleum, coal, natural gas and nuclear energy. A decline in the competitiveness of products derived from other energy sources in terms of cost of generation, technological progress in the exploitation of other energy sources, discovery of large new deposits of oil, gas or coal, or the recent decline in prices of those fuels from historically high levels, could weaken demand for products generated from bioenergy sources.

Substantial expenditures are required to establish bioenergy production facilities and marketing channels.

Substantial expenditures are required to establish economically feasible bioenergy production processes and develop processing facilities and infrastructure. Although substantial benefits may be derived from the discovery and development of marketable bioenergy related products, no assurance can be given that the production of such products will be economically feasible or result in profitable operation. Additionally, production costs can be affected by such factors as environmental permitting regulations and requirements, weather, environmental factors, unforeseen technical difficulties, and work interruptions.

Agricultural processing and bioenergy operations are subject to applicable law and government regulation. Even if we produce marketable products in a commercially viable quantity, these laws and regulations could restrict or prohibit our business. If we cannot produce our products in sufficient quantities due to government restrictions, our business may fail.

The production of bioenergy related products requires permits from various foreign, federal, state, provincial and local governmental authorities and are governed by laws and regulations, including those with respect to production, product development, transport, export, taxation, labor standards, occupational health, waste disposal, toxic substances, land use, environmental protection, manufacturing facility safety and other matters. There can be no assurance that our operations will always conform to regulatory requirements or that we will always obtain or maintain any of the permits required for continued production and development of our products at economically viable levels. If we cannot accomplish these objectives, our business could fail.

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

The agricultural processing and bioenergy industry depends heavily on supplies of agricultural commodities and products and faces severe risks related to crop failures.

The bioenergy industry is heavily reliant on the supply of agricultural commodities and products from farmers. Farming is an inherently risky industry and is susceptible to crop failures due to weather, lack of water supplies, the infestation of pests and insects, and numerous other potential risks. As a result, bioenergy producers are also susceptible to these same risks.

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

The bioenergy industry is a new and emerging market and therefore there is no assurance that customers will purchase our products.

The Company competes against existing products in the market place that are not bioenergy products such as agriculture products like hay, chicken feed, corn, gasoline and synthetic oil. A goal of the Company is to market its products in mainstream retail markets where it will face heavy competition from existing products. To be successful, we will need to educate mainstream retailers such as Canadian Tire, Rona, Home Depot, and other retailers about our products in order to stimulate demand.  If a demand cannot be created, the sales of our products will be diminished relative to our competition who have established customers and distribution networks.

Downward fluctuations in the pricing of competing products may drive down bioenergy products prices.

The Company’s future profitability will depend upon the market prices for bioenergy products, such as bio diesel, meal, mustard oil, and canola oil and bio diesel conditioner. If the prices for competing products drop, the Company may need to adjust its prices downward and this may result in less sales revenue and decrease in profitability. Bioenergy product pricing is influenced by many factors including: retail supply and demand of like products; non-bioenergy competitor product innovations; and development of new technologies by non-bioenergy competitors. All these factors are beyond our control and may result in decreased profitability of our products.

Risks Associated with Our Common Stock

Trading on the OTCQB may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Our common stock is quoted on the Over-The-Counter QB of the Financial Industry Regulatory Authority (“FINRA”). Trading in stock quoted on the Over-The-Counter QB is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the Over-The-Counter QB is not a stock exchange, and trading of securities on the Over-The-Counter QB is often more sporadic than the trading of securities listed on a quotation system like NASDAQ, or a stock exchange like NYSE Amex. Accordingly, shareholders may have difficulty reselling any of their shares.

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

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. FINRA’s requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

Investors may incur dilution.

The Company may issue additional shares of its equity securities to raise additional cash to fund acquisitions or for working capital.  If the Company issues additional shares of its capital stock, investors in this offering will experience dilution in their respective percentage ownership in the Company.

There is no intention to pay dividends at the present time.

The Company has never paid cash dividends or made other cash distributions on the common stock, and does not expect to declare or pay any dividends in the foreseeable future.  The Company intends to retain future earnings, if any, for working capital and to finance current operations and expansion of its business.

Failure to attract, train and retain skilled managers and other personnel could increase costs or limit growth.

The Company believes that its future success will depend in large part upon its ability to attract, train and retain additional highly skilled executive-level management and creative, technical, financial and marketing personnel.  Competition for such personnel is intense, and no assurance can be given that the Company will be successful in attracting, training and retaining such personnel.  The Company’s need for executive-level management will increase if it grows.  Most of the Company’s employees have joined the Company recently.  If the Company fails to attract, train and retain key personnel, its business, operating results and financial condition will be materially and adversely affected.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Executive Offices

Our executive, administrative, and operating offices and manufacturing facilities are located at 1620 McAra Street, Regina, Saskatchewan, Canada, S4N 6H6. We lease approximately 8,800 square feet at a cost in 2010 of $3000 per month and in 2011 at a cost of $3,500 to $4,000 per month. We believe these facilities are adequate for our current needs and that alternate facilities can be acquired if needed. However, we believe we are currently paying below market rates for our premises because they are leased from a company owned by our Chief Executive Officer and his family members.

Regina Processing Plant

The operations of GBE are located within the city limits of Regina, Saskatchewan, Canada at 1620 McAra Street. This manufacturing facility comprises a rented building and land on a 1.5 acre corner property with an 8,800 square foot manufacturing plant on site. The facility has a fully certified weigh scale and silo grain storage for more than 100,000 bushels of input storage as well as shed and open-air storage for more than 2000 Metric Tonnes (‘MT’) of processed oilseed meal. GBE’s plant contains all the primary assets of the Company.

We lease the premises where our facilities are located from 101142131 a Saskatchewan Ltd, a company owned by our Chief Executive Officer and his family members.  The lease commenced on February 1, 2011, and terminates on July 31, 2013, unless extended or renewed.   The annual rent is $48,000 USD payable in advance, on the first day of each and every month during the term in equal monthly installments of $4,000 USD. The lease is a triple net lease and therefore we are responsible for the payment of certain expenses.

Other Property

In March 2011 we entered into a lease agreement with Great Plains Oil and Exploration, LLC for a seed processing and storage facility in Culbertson, Montana.  The lease provides for the payment of a base rent of $10,000 per month plus an additional rent based upon the amount of seed crushed.  Due to a dispute regarding the condition of the facilities, we have not occupied the property and have not paid any rent.  Although we do not believe that we have any payment obligation with respect to the lease and therefore have not paid any amounts under such lease, the landlord has notified us that they terminated our lease for nonpayment and were holding us responsible for the lease payments.  We intend to defend our position, however, there can be no assurance that we will be successful in such defense and if a court were to determine that we owed money under the lease, our financial position would be impacted by at least $10,000 per month (the base rent).

ITEM 3.  LEGAL PROCEEDINGS

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

On October 9, 2009, Shafer Commodities Inc. of Vancouver, BC, Canada filed a Statement of Claim for $24,345 in the Court of Queen's Bench Saskatoon against GBE pursuant to an invoice dispute. In respect of this matter, GBE is the plaintiff in a counterclaim against Shafer Commodities Inc. of Vancouver, BC, Canada in respect to an amount of $68,171 owed by Shafer Commodities to GBE. A court date to settle this matter has not yet been set.

During the nine months ended January 31, 2011, the Company reached a settlement with the City of Regina regarding an odor complaint against its plant in Regina.

On June 29, 2011, 101122401 Saskatchewan Ltd. of Regina Saskatchewan filed a Statement of Claim for $1,450,000 in shares as a result of share purchase agreement to acquire Brecknock Brewing Company. The share agreement set out requirements to be met by the management of Brecknock in order to consummate the transaction an in the opinion of CPOW management and counsel those were not met by Brecknock. We are currently preparing a counter claim against the Brecknock directors for misrepresentation and in lieu of that for the significant loss of revenue this represented to CPOW for their failure to meet the closing conditions.

We may occasionally become subject to legal proceedings and claims that arise in the ordinary course of our business. It is impossible for us to predict with any certainty the outcome of pending disputes, and we cannot predict whether any liability arising from pending claims and litigation will be material in relation to our consolidated financial position or results of operations.

ITEM 4.  [REMOVED AND RESERVED]

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common shares are quoted on the Over-the-Counter Bulletin Board (OTCBB) under the symbol “CPOW”. The following table set forth, for each of the quarterly periods indicated, the high and low sales price for our common stock as reported on www.bloomberg.com. The market for our shares is limited, volatile and sporadic. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Quarter Ended		High	Low
Fiscal 2011 (May 1, 2010 – April 30, 2011)

First Quarter	US$	.95	.31

Second Quarter	US$	.70	.20

Third Quarter	US$	.40	.13

Fourth Quarter	US$	.16	.08

Fiscal 2010 (July 1, 2009 – April 30, 2010)(1)

First Quarter	US$	.10	.01

Second Quarter	US$	.01	.01

Third Quarter	US$	.48	.30

Fourth Quarter (through April 30, 2011)(1)	US$	.25	.25

(1)	On April 29, 2010 a change to our year end was made, which has changed our quarterly reporting cycle from a Sept/Dec/March/June cycle to a July/Oct/Jan/April cycle going forward.

Shareholders

On April 30, 2011, there were 133 shareholders of record of our common stock.

Dividends

As of April 30, 2011, we had not paid any cash dividends on shares of our common stock and we do not expect to declare any or pay any dividends on shares of our common stock in the foreseeable future.  We intend to retain earnings, if any, to finance the development and expansion of our business.  Our future dividend policy will be subject to the discretion of our board of directors and will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by the board.

Recent Sales of Unregistered Securities

In May 2010 we issued 28,426,612 shares of our common stock to 128 investors as part of a share exchange in exchange for shares of our subsidiary. These issuances of shares qualified for exemption under Regulation S of the Securities Act of 1933 because the securities were issued to non US citizens without direct selling efforts in the United States.

In November 2010 we issued 1,466,888 shares of our common stock to two individuals as payment for amounts owed by our subsidiary to the individuals for services rendered by such individuals to our subsidiary.  These issuances of shares qualified for exemption under Regulation S of the Securities Act of 1933 because the securities were issued to non US citizens without direct selling efforts in the United States.

In November 2010 we issued 91,050 shares of our common stock to 2 investors as part of a share exchange, in exchange for shares of our subsidiary. These issuances of shares qualified for exemption under Section 4(2) of the Securities Act  since the issuances did not involve a public offering. The issuances were not a public offering as defined in Section 4(2) because the offer and sale was made to an insubstantial number of persons and because of the manner of the offering. These issuances were  done with no general solicitation or advertising by the Company.  Based on an analysis of the above factors, the Company has met the requirements to qualify for exemption under Section 4(2) of the Securities Act for these issuances.

On March 28, 2011 and March 29, 2011, we issued 3,541,665 shares of our common stock to five individuals for a purchase price of $.12 per share and 500,000 shares to one individual at a purchase price of $.10 per share. These issuances of shares qualified for exemption under Regulation S of the Securities Act of 1933 because the securities were issued to a non US citizen without direct selling efforts in the United States.

On March 28, 2011 and March 29, 2011 we issued 181,000 shares of our common stock to four individuals as payment for amounts owed to each of them by our subsidiary for services rendered by such individuals.   These issuances of shares qualified for exemption under Regulation S of the Securities Act of 1933 because the securities were issued to a non US citizen without direct selling efforts in the United States.

On April 1, 2011, we issued 867,604 shares of our common stock to two individuals, of which 416,666 were issued for a purchase price of $.12 per share and 450,938 were issued for a purchase price of $.08  per share. These issuances to one of investors qualified for exemption under Regulation S of the Securities Act of 1933 because the securities were issued to a non US citizen without direct selling efforts in the United States and the issuance to the other investor qualified for exemption under Section 4(2) of the Securities Act since the issuances did not involve a public offering. The issuances were not a public offering as defined in Section 4(2) because the offer and sale was made to an insubstantial number of persons and because of the manner of the offering. These issuances were done with no general solicitation or advertising by the Company. Based on an analysis of the above factors, the Company has met the requirements to qualify for exemption under Section 4(2) of the Securities Act for these issuances.

On April 12, 2011 we issued 5,686,479 shares to Centurion in connection with the execution of the Investment Agreement.  We also issued 2,727,272 shares to the placement agent in connection with the Investment Agreement. These issuances of shares qualified for exemption under Section 4(2) of the Securities Act since the issuances did not involve a public offering. The issuances were not a public offering as defined in Section 4(2) because the offer and sale was made to an insubstantial number of persons and because of the manner of the offering. These issuances were done with no general solicitation or advertising by the Company. Based on an analysis of the above factors, the Company has met the requirements to qualify for exemption under Section 4(2) of the Securities Act for these issuances.

In April 2011 we issued 1,250,000 shares of our common stock to one investor for a purchase price of $.12 per share. These issuances of shares qualified for exemption under Regulation S of the Securities Act of 1933 because the securities were issued to a non US citizen without direct selling efforts in the United States.

In May 2011 we issued 59,000 shares of our common stock to one investor  for a purchase price of $.10 per share. These issuances of shares qualified for exemption under Regulation S of the Securities Act of 1933 because the securities were issued to a non US citizen without direct selling efforts in the United States.

In connection with the Investment Agreement we issued an aggregate of 5,686,479 shares of our common stock to Centurion and an aggregate of 2,727,272 shares to the placement agent for the transaction. These securities were issued in reliance on Section 4(2) of the Act.  The issuance did not involve any general solicitation or advertising by us.    Centurion acknowledged the existence of transfer restrictions applicable to the securities sold by us.  Certificates representing the securities sold contain a legend stating the restrictions on transfer to which such securities are subject.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the notes to those statements included elsewhere in this prospectus. This discussion includes forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth under “Risk Factors” and elsewhere in this prospectus, our actual results may differ materially from those anticipated in these forward-looking statements.

Certain statements contained herein, including statements regarding the anticipated development and expansion of our business, our intent, belief or current expectations, primarily with respect to the future operating performance of the Company and the services we expect to offer and other statements contained herein regarding matters that are not historical facts, are “forward-looking” statements. Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by us or with our approval, which are not statements of historical fact, may contain forward-looking statements, because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.

All forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) section discusses our results of operations, liquidity and financial condition, and certain factors that may affect our future results. You should read this MD&A in conjunction with our audited financial statements and accompanying notes included herein. This plan of operation contains forward-looking statements that involve risks, uncertainties, and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those presented under “Risk Factors” or elsewhere in this Report.

Financial Operations Overview

We were originally incorporated in Nevada as Loma Verde Inc. on October 17, 2005. On March 22, 2007, we engaged in a merger with our wholly owned subsidiary, Clean Power Concepts Inc. for the purpose of changing our name. Through a share exchange agreement executed on April 29, 2010, we acquired 94.8% of the issued and outstanding common shares of GBE in return for the issuance of 28,426,612 restricted shares of our common stock based on a ratio of 18.21 or our common shares for each 1.00 common share of GBE submitted for exchange. In January 2011, we acquired an additional 0.3% of the outstanding shares of GBE, increasing our ownership of GBE to 95.1%.

Since 2010, we have been in the business of the development of a bioenergy business focused on the bio-oil refinery concept which enables us to produce food, animal feed and environmentally friendly green energy.  We currently produce a range of products manufactured by crushing oilseeds and refining the byproducts. Our subsidiary, GBE, operates a fully integrated commercial oilseed crushing bio-oil refinery, and bio-diesel processing facility, which uses our proprietary processes to produce two main co-products, oil and meal, each of which are further processed and then sold.  The oil products produced from this process can be divided into three subcategories: (i) vegetable oil for human and animal consumption; (ii) biofuel and biofuel additives; and (iii) environmental lubricants and conditioners, penetrating sprays, dust suppressants, cutting oils and other “ECO-lubricants”.  We have also recently added a new group of oil products to our product mix, natural consumer health products. These meal and protein related products are used for agricultural and aquaculture feedstock. We have designed our facility to be a “green” manufacturing facility and as a result it has minimal effluents, using methods which are emissions-friendly. Our production facility and head office is located in Regina, Saskatchewan.

In April 2011, we entered into an investment agreement with Centurion for the provision of an equity funding facility of up to the amount of $30 million. Pursuant to the terms and conditions of the Investment Agreement, we may sell newly issued shares of our common stock to Centurion (each such sale, a “put”) from time to time at a price equal to the lesser of: (i) 97% of the “Market Price” (as defined below) of our common stock or (ii) the Market Price of our common stock minus $0.01, but in no event less than a floor price, if any, specified by us, subject to certain dollar and share volume limitations for each Put, until the earlier of: (a) 30 months from the date our registration statement is declared effective, (b) 36 months from the date of the Investment Agreement, or (c) until all puts under the Investment Agreement have reached an aggregate gross sales price equal to $30 million. Each put amount is limited to $1,250,000 provided further that the number of shares sold in each put shall not exceed a share volume limitation equal to the lesser of: (i) 5 million shares; or (ii) 15% of the aggregate trading volume of the common stock traded on our primary exchange during any pricing period for such put excluding any days where the lowest intra-day trade price is less than the trigger price (which is the greater of (i) the floor price plus a fixed discount of $0.01.(ii) the floor price if any set by us divided by 0.97; or (iii) $.01, the greater of all three clauses being referred to as the “Trigger Price”).  The Investment Agreement provides that prior to exercising any put we must have a registration statement declared effective with respect to the shares to be sold under the Equity Line. “Market Price” means the average of the three lowest daily volume weighted average prices published daily by Bloomberg LP for our common stock during the fifteen consecutive trading day period immediately following the date specified by us on which we intend to exercise the applicable put. We issued to Centurion 5,686,479 shares in consideration for the preparation of the documents for its investment and a commitment fee.

Results of Operations for the Fiscal Years ended April 30, 2011 and April 30, 2010

The Company’s operating results for the years ended April 30, 2011 and 2010 are summarized as follows:

	Year Ended
	April 30
	2011	2010
Revenue	$909,728	$372,627
Cost of Sales	720,040	235,037
Gross Margin	411,722	137,591
Expenses	$2,899,435	$664,415
Interest expense	129,069	70,442
Net Loss	$(2,616,782)	$(597,265)

Revenues

Sales increased approximately 144% to $909,728 for the year ended April 30, 2011 from $372,628 for the year ended April 30, 2010. The two primary components of revenue for the years ended April 30, 2011 were sales of canola meal which accounted for approximately 49% of our revenue for the year ended April 30, 2011 and canola oil which also accounted for approximately 50% of our revenue for the year ended April 30, 2011. For the year ended April 30, 2010 our primary component of revenue was camelina toll crushing which accounted for approximately 90% of our revenue for the year ended April 30, 2010. For the year ended April 30, 2011 canola meal sales were $446,512 versus $nil for the year ended April 30, 2010; sales of canola oil were $454,761 versus $26,927 respectively for the same periods; and other revenue was $8,455 for the year ended April 30, 2011 versus $345,700 for the year ended April 30, 2010. Other revenue for the year ended April 30, 2011 included the sale of eco-lubricants, and Government of Canada Scientific Research and Experimental Development tax credit. Other revenue for the year ended April 30, 2010 was mostly comprised of camelina toll crushing.We project sales will continue to rise as we implement our strategic plans during the coming year.

Cost of Sales

Cost of Sales including production expenses are primarily comprised of agricultural seed input stocks. Cost of sales were $720,040 for the year ended April 30, 2011 or approximately 79% of revenue versus $235,037 or approximately 47% of revenue for the year ended April 30, 2010. The increase in these costs is tied directly to an increase in sales over the same periods respectively. The increase in cost of sales as a percentage of revenue is due to our decision to initially discount certain products in order to build relationships with new customers. We cannot accurately predict our future cost of sales because this is primarily driven by the prices of agricultural commodities which vary widely based on many circumstances.

Expenses

Expenses for the year ended April 30, 2011 increased 336% to $3,097,715 for the year ended April 30, 2011 from $664,415 for the year ended April 30, 2010. The largest component of expenses were our general and administrative expenses and to a lesser extent professional and consultant fees. General and administrative expenses were primarily comprised of business development expenses of $244,382, public relations expenses of $240,000, advertising expenses of $40,092, investor relations expenses of $36,934 and the balance was rent, organizational administration expenses and the cost of bad debts. General and administrative expenses increased 701% to $2,614,196 for the year ended April 30, 2011 from $326,241 for the year ended April 30, 2010. The increase in administrative expenses is primarily attributable to an increase in business development related costs and costs associated in developing background work associated with researching and developing a plan for the joint venture, including expenses such as research of ports, rail and labor statistics incurred in searching for a site for the operations of the joint venture. Depreciation for the two years was relatively stable and was comprised of depreciation expenses for our capital equipment and amortization of lease expenses. Depreciation totaled $103,725 versus $97,064, respectively for the twelve month periods ended April 30, 2011 versus April 30, 2010. We expect amortization expenses to increase moderately during the coming year in line with our equipment purchases. Salaries and wages comprise payroll taxes and similar costs related to our management and employees. Salaries and wages totaled $156,606 for the twelve months ended April 30, 2011 versus $126,892 for the same period ended April 30, 2010. We expect salaries and wages will increase incrementally in line with our planned increase in staff levels. Professional and consultant fees totaled $225,188 for the twelve months ended April 30, 2011 versus $73,570 for the same period ended April 30, 2010. Professional fees are primarily composed of technical consultant, legal, auditor, and accounting fees. During the coming year, we project professional fees will increase moderately.

Net Loss

We incurred a net loss of $(2,659,821) for the twelve months ended April 30, 2011 compared with a net loss of $(597,266) for the same period ended April 30, 2010. We anticipate net losses will continue during the coming year as we invest in expanding our business.

Liquidity and Capital Resources

Cash Flows

	Year ended April 30, 2011	Year ended April 30, 2010
Net cash (used) by Operating Activities	$495,276	$(310,745)
Net cash (used) by Investing Activities	$(87,613)	$(61,441)
Net cash provided in Financing Activities	$636,069	$369,510
Increase (Decrease) in Cash during the Year	$111,978	$(5,504)
Cash, Beginning of Year	$36,262	$41,766
Cash, End of Year	$148,240	$36,262

For the year ended April 30, 2011 our cash used in operating activities was $495,276.  Our primary sources and uses of cash from operating activities for the period were losses from operations, offset by stock issuances for services, an increase in accounts payable and accrued liabilities and a decrease in accounts receivable.

Net cash provided by financing activities for the year ended April 30, 2011 was $636,069, which was primarily attributable to our issuance of debt and issuance of capital stock.

Net cash used in investing activities was $87,613 and was used for the purchase of equipment.

Current and Future Financing Needs

We have incurred an accumulated deficit of $5,170,018 through April 30, 2011. We have incurred negative cash flow from operations since we started our business. At June 30, 2011, we had short term and long term debt of $3,092,824.   We have no commitment for additional funding other than a line of credit and the $10 million equity financing agreement that we have entered into.. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy. The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control.  If our anticipated sales for the next few months do not meet our expectations, our existing resources will not be sufficient to meet our cash flow requirements for the next few months. Furthermore, if our expenses exceed our anticipations, we will need additional funds to implement our business plan. We will not be able to fully establish our business if we do not have adequate working capital and if we do not have adequate working capital we may need to raise additional funds, whether through a stock offering or otherwise.

Our financial position as at April 30, 2011 and 2010 are as follows:

Working Capital

	As at April 30, 2011	As at April 30, 2010
Current Assets	$206,485	$374,421
Current Liabilities	$2,800,556	$2,102,715
Working Capital (Deficiency)	$(2,594,071)	$(1,648,294)

Our working capital deficit improved from $(3,666,759) at April 30, 2010 to $(2,594,071)at April 30, 2011 primarily as a result of increased long term shareholder loans.

Loans and Interest Payable

At April 30, 2011, we had outstanding obligations of $1,530,307 of which:

(i)	$832,139 represents amounts owed under advances together with accrued interest. The advances are due on demand.
(ii)	$52,250 represents amounts owed under a loan evidenced by a demand promissory note that was issued to a company owned by the Chief Executive Officer and his wife, bears interest at 12% per annum.
(iii)	$83,513 are obligations under four equipment and car leases and are secured by the leased asset.
(iv)	$245,810 is owed to the Business Development Bank of Canada under two loan commitments, one in the amount of $241,690 of which $2,315 is due monthly with a final payment due October 2018 and bears interest at a rate of 8.9% and the other in the amount of $4,120 which is due January 2013 and bears interest at the rate of 5.75%. Payment of seventy five percent of the outstanding balance under the loans is guaranteed our Chief Executive Officer. As of June 1, 2011, we were $21,903 in arrears in payments under the loan that requires monthly payments.
(v)	$208,459 is owed to three lenders under three notes which are due on demand. Two of the notes ($26,500 and $26,750) bear interest at rate of 12% per annum and the other note in the amount of $155,209 bears interest at a rate of 2% per annum after an initial two years with payments commencing on July 2012.
(vii)	$38,868 is owed to the estate of a former employee and is due March 2012 and bears interest at the rate of 6% per annum.

In addition, although we do not believe that we have any payment obligation with respect to the lease we entered into for the facility located in Montana and therefore have not paid any amounts under such lease, the landlord has notified us that it terminated our lease for nonpayment and is holding us responsible for the lease payments. We intend to defend our position, however, there can be no assurance that we will be successful in such defense and if a court were to determine that we owed money under the lease, our financial position would be impacted by at least $10,000 per month (the base rent).

The chart below sets forth our loan obligations, excluding lease obligations, set forth above.

Amount Owed as of April 30, 2011	Payee	Maturity Date	Features
$832,139	Avondale Overseas	Payable on demand	Advances
$52,250	1011454064 Saskatchewan Ltd (owned by CEO and his wife)	Payable on demand	Interest rate 12%
$155,209	KND Feeds Ltd	Payable on demand	Interest rate 2% after an initial period of two years, payments begin July 2012
$26,750	101122641 Saskatchewan Ltd	Payable on demand	Interest rate 12%
$26,500	101030173 Saskatchewan Ltd.	Payable on demand	Interest Rate 12%
$38,868	Estate of Svetlana Kozlovskaia	March 2012	Interest rate 6%

Amount Owed as of April 30, 2011	Payee	Maturity Date	Features
$241,690 requires monthly payments of $2,315. As of June 1, 2011 we were in arrears $21,903 on the monthly payments	Business Development Bank of Canada	Monthly payments with the final payment due October 2018

Interest rate 8.9%

first security interest in all present and acquired personal property.  Seventy five percent of the outstanding balance has been personally guaranteed by shareholders

Interest is to be paid monthly. Principal repayments of $2,315 per month commence November 2009.

$4,125	Business Development Bank of Canada	January 2013

Interest rate- Variable interest rate of base plus 1%.  The rate was 5.75% as of April 30, 2010 first security interest in all present and acquired personal property.  Seventy five percent of the outstanding balance has been personally guaranteed by our CEO

Future minimum lease payments on obligations under capital leases are as follows:

Year	$

2012	15,368
2013	18,186
2014	49,910

Totals	$83,464

Less: imputed interest	$2,818

Less: current portion	$15,368

Long-term	$21,491

Critical Accounting Policies

The Company’s financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in NOTE 2 of our financial statements. While all these significant accounting policies impact its financial condition and results of operations, the Company views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on the Company’s financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not entered into derivative contracts either to hedge existing risk or for speculative purposes.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CLEAN POWER CONCEPTS INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	April 30, 2011	April 30, 2010
ASSETS
Current Assets
Cash	$148,240	$36,262
Accounts receivable and taxes	13,619	191,331
Share subscription receivable	0	—
Prepaid expenses	1,096	22,031
Inventory	43,530	124,797
Total current assets	206,485	374,421

Plant, Property and Equipment (net of accumulated depreciation)	435,295	451,407
Total assets	$641,780	$825,828

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
Current Liabilities
Line of credit	155,116	97,624
Accounts payable and accrued liabilities	924,337	626,416
Shareholder and related party loans	694,067	714,763
Loans payable	924,719	425,900
Interest payable	65,458	118,781
Current portion of capital lease obligations	15,368	21,154
Current portion of long-term debt	21,491	18,077
Deposits	0	2,019,459
Total current liabilities	$2,800,556	$2,022,715

Long-Term Liabilities
Capital lease obligations	68,096	20,036
Long-term debt	224,172	228,961
Total long-term liabilities	292,268	248,997
Total liabilities	$3,092,824	$2,271,712

Commitments and Contingencies (Notes 2, 7,8 - 12,14,15 & 17)	—	—

Stockholders’ Equity (Deficit)
Common shares, 11,200,000,000 shares with par value $0.001 authorized, 252,433,183 and 150,048,000, at April 30, 2011 and 2010, respectively, shares issued and outstanding (Note 10)	252,434	150,048
Paid-in Capital	2,549,237	(759,023)
Common shares subscribed but unissued	265,900	2,019,459
Share Subscriptions	0	(994)
Accumulated deficit	(5,170,018)	(2,524,685)
Accumulated other comprehensive income (loss)	(199,806)	(196,500)
Total Clean Power Concepts and Subsidiaries equity	(2,302,253)	(1,311,695)
Non-Controlling Interest	(137,899)	(123,411)
Non-Controlling Interest accumulated other comprehensive income (loss)	(10,892)	(10,778)
Total stockholders’ equity (deficit)	(2,451,044)	(1,445,884)
Total liabilities and stockholders’ equity (deficit)	$641,780	$825,828

The accompanying notes to financial statements are an integral part of this statement

CLEAN POWER CONCEPTS INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Year ended April 30, 2011	Year ended April 30, 2010

SALES:
Canola Meal	$446,512	$—
Canola Oil	454,761	26,927
Other	8,455	345,700
Total Revenue	909,728	372,627
COST OF SALES, including Production Costs	(720,040)	(235,037)
GROSS MARGIN	$189,688	$137,591

EXPENSES:
General & Administrative expenses	2,614,196	326,241
Depreciation	103,725	97,064
Salaries and wages	156,606	126,892
Professional & consultant fees	225,188	73,570
Advertising	—	40,648
Total expenses	$3,097,715	$664,415

Net (loss) from operations	$(2,910,027)	$(526,824)
OTHER INCOME (EXPENSE)
Scientific Research and Experimental Development Tax Refund	379,275	—
Interest expense	(129,069)	(70,442)
NET INCOME (LOSS)	$(2,659,821)	$(597,265)

Less: Net Loss attributable to Non-Controlling Interest	14,488	23,505
Equals: Net Loss attributable to Clean Power Concepts and Subsidiaries (Note 2)	(2,858,373)	(573,760)

Loss per common share, basic and diluted	$(0.01)	$(0.00)
Weighted average shares outstanding	252,433,183	150,048,000

OTHER COMPREHENSIVE INCOME (LOSS)
Net Income (loss)	(2,659,821)	(597,265)
Foreign currency translation adjustment	(3,306)	(22,831)
Other Comprehensive Income (Loss)	(2,663,127)	(620,096)
Less: Net Loss attributable to Non-Controlling Interest (Note 2)	14,488	23,505
Less: Foreign currency translation adjustment attributable to Non-Controlling Interest (Note 2)	114	1,187
Equals: Other comprehensive income (loss) attributable to Clean Power Concepts and Subsidiaries (Note 2)	(2,677,729)	(595,404)

The accompanying notes to financial statements are an integral part of this statement

CLEAN POWER CONCEPTS INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity (Deficit)

For the Years Ended April 30, 2011 and 2010

						Accumulated
						(Deficit)
						Attributable
						to Clean		(Deficit)
				Common		Power	Accumulated	Attributable
				shares		Concepts Inc	Other	to Non-	Total
	Common	Common	Paid-in	subscribed	Shares	and	Comprehensive	Controlling	Shareholders'
	Shares	Stock	Capital	but unissued	Subscriptions	Subsidaries	Loss	Interest	Equity

Shares Issued during 2010 and prior years	150,048,000	150,048	(759,023)	2,019,459	(994)	(2,524,685)	(207,278)	(123,411)	(1,445,884)
Shares issued during 2011	102,385,183	102,386	3,308,260	(1,753,559)					1,657,087
Net (Loss) for Year Ending April 30, 2011						(2,645,333)		(14,488)	(2,659,821)
Payment for share subscriptions					994				994
Foreign currency translation loss							(3,306)		(3,306)
Foreign currency translation loss attributable to non-controlling interest							(114)		(114)

Balance, April 30, 2011	252,433,183	252,434	2,549,237	265,900	0	(5,170,018)	(210,698)	(137,899)	2,451,044

The accompanying notes to financial statements are an integral part of this statement

CLEAN POWER CONCEPTS INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year ended April 30, 2011	Year ended April 30, 2010
Cash flows from operating activities:
Net Income (Loss) for period	$(2,659,821)	$(597,226)
Reconciling adjustments:
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	103,725	97,064
Accrued interest on loans	(65,458)	31,120
Common stock issued for services	1,417,527	—
Net change in operating assets and liabilities:
Prepaid expenses	20,935	(14,170)
Accounts payable and accrued liabilities	297,921	280,523
Accounts receivable	177,712	(67,413)
Inventory	81,267	(40,603)
Net cash provided (used) by operating activities	(495,276)	(310,745)

Cash flows from investing activities:
Purchase of property, plant and equipment, net of accumulated depreciation	(30,617)	(61,440)
Net cash provided by investing activities	(87,613)	(61,440)

Cash flows from financing activities:
Share subscriptions	994	13,163
Principal repayments toward long-term debt	(4,613)	34,378
Principal repayments toward capital leases	14,722	344
Payments toward line of credit	37,885	(62,401)
Proceeds from line of credit	95,377	—
Increase in loans payable	446,600	—
Shareholder and related party loans	90,318	430,352
Proceeds from common shares subscribe not issued	60,000	—
Net cash provided by financing activities	636,069	389,510

Foreign currency effect of exchange rates on cash	1,802	(22,829)

Net increase (decrease) in cash	111,978	(5,504)

Cash, beginning of period	36,262	41,766

Cash, end of period	$148,240	$36,262

Non-Cash financing activities
Common shares subscribed but unissued	5900	222,268
Common shares issued for payment of shareholder and related party loans	52,895

Non-cash investing activities
Equipment acquired through a capital lease obligation	(56,996)

The accompanying notes to financial statements are an integral part of this statement

CLEAN POWER CONCEPTS INC. AND SUBSIDIARIES

Consolidated Supplementary Disclosure of Non-cash Investing and Financing Activities

	Year ended April 30, 2011	Year ended April 30, 2010

Deposits	$0	$195,642
Investment by Shareholders in Paid Up Capital (net)	1,178,827	—

The accompanying notes to financial statements are an integral part of this statement

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

	Method	Rate
Vehicles	declining balance	30%
Computer equipment and software	declining balance	30%
Equipment	declining balance	20%
Office furniture and equipment	declining balance	20%
Leasehold improvements	straight-line	5 years
Production equipment	declining balance	20%
Tools	declining balance	20%

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

Stock Based Payments

Stock based payments are recognized in the financial statements based on the value of the shares issued. The value of the shares issued is determined by reference to share issuances to third parties based on cash. Stock based payments are recognized upon receipt of services

CLEAN POWER CONCEPTS INC. AND SUBSIDIARIES.

Notes to Financial Statements

Estimated Fair Value of Financial Instruments

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

CLEAN POWER CONCEPTS INC. AND SUBSIDIARIES.

Notes to Financial Statements

Financial instruments

Held for trading:

The Company has classified cash (bank indebtedness) as held for trading. These instruments are initially recognized at their fair value. Fair value is approximated by the instrument’s initial cost in a transaction between unrelated parties. Transactions to purchase or sell these items are recorded on the trade date, and transaction costs are immediately recognized in income. Held for trading financial instruments are subsequently measured at their fair value. Gains and losses arising from changes in fair value are recognized immediately in income.

Loans and receivables:

The Company has classified taxes and accounts receivable, and share subscriptions receivable as loans and receivables. These assets are initially recognized at their fair value. Fair value is approximated by the instrument’s initial cost in a transaction between unrelated parties. Transactions to purchase or sell these items are recorded on the trade date, and transaction costs are immediately recognized in income. Loans and receivables are subsequently measured at their amortized cost, using the effective interest method.

Other financial liabilities:

The Company has classified accounts payable and accruals, shareholder loans, line of credit, and long-term debt as other financial liabilities. These liabilities are initially recognized at their fair value. Fair value is approximated by the instrument’s initial cost in a transaction between unrelated parties. Transactions to purchase or sell these items are recorded on the trade date, and transaction costs are immediately recognized in income. Other financial liabilities are subsequently measured at amortized cost using the effective interest method.

Risks and Uncertainties

The Company is subject to substantial business risks and uncertainties inherent in starting a new business. There is no assurance the Company will be able to generate sufficient revenues or obtain sufficient funds necessary to succeed in its new business venture.

Capital Assets

Capital assets will be recorded at cost. Depreciation will be recorded based on estimated useful lives of assets at time of acquisition. At present the Company has no depreciable assets.

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

CLEAN POWER CONCEPTS INC. AND SUBSIDIARIES.

Notes to Financial Statements

Recent Accounting Pronouncements

Various accounting pronouncements have been issued during 2011, 2010 and 2009, none of which are expected to have a material effect on the financial statements of the Company.

Reclassifications

Certain prior period amounts have been reclassified to conform to current year presentation.

Other

The Company paid no dividends during the periods presented.

The Company consists of one reportable business segment.

As at year end April 30, 2011 the Company's assets with carrying value are located in the United States and Canada.

Advertising is expensed as it is incurred.

We did not have any off-balance sheet arrangements as at April 30, 2011 or April 30, 2010.

NOTE 3 – Going Concern

These financial statements have been prepared on a going concern basis and do not reflect the adjustments or reclassification of assets and liabilities which would be necessary if the Company were unable to continue its operations. At April 30, 2011, the Company had not yet achieved profitable operations, incurred net losses of $(2,616,782) in 2011 and $(597,266) in 2010 and has accumulated an operating losses since its inception, had working capital deficiency of $(3,216,346) in 2010 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to attain profitable operations and generate funds there from, and to continue to obtain borrowings or capital from third parties sufficient to meet current and future obligations. Management is confident the company will attain profitable operations in the near term. During the year ended April 30, 2011, we addressed the going concern issue by raising cash of $31,523 in shareholder loans and $498,819 in loans from other parties. The Company’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to successfully fulfill its business plan. Management plans to attempt to raise additional funds to finance the operating and capital requirements of the Company through a combination of equity and debt financings. While the Company is making its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. The accompanying financial statements do not include any adjustments that might result from the resolution of these matters.

NOTE 4 - Cash (bank indebtedness)

Cash consists of cash on deposit.

GBE established a line of credit with a supplier for input stock. The line of credit has a maximum limit of Cdn$200,000. The line of credit has an interest rate of 10%, and is unsecured. The line of credit is repayable on demand.

CLEAN POWER CONCEPTS INC. AND SUBSIDIARIES.

Notes to Financial Statements

NOTE 5 - Inventory

Inventory consists of the following balances:

2011
Canola / raw materials	15,000
Packaging materials	-
Bio-diesel	-
Resale Stock	7,930
Canola meal	12,500
Canola oil	8,100
Totals	43,530

NOTE 6 - Property, plant and equipment

			2011
		Accumulated	Net book
	Cost	amortization	value

Vehicles	84,194	23,890	60,304
Computer equipment and software	11,305	6,063	5,242
Equipment	83,588	38,939	44,649
Office furniture and equipment	10,789	4,678	6,111
Leasehold improvements	46,457	27,880	18,577
Production equipment	531,799	231,941	299,858
Tools	961	407	554
Totals	769,252	333,798	435,295

NOTE 10 – Common Stock and Deposits

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

CLEAN POWER CONCEPTS INC. AND SUBSIDIARIES.

Notes to Financial Statements

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

NOTE 12 – Related Party Transactions

During the period, the following transactions with related entities / persons were conducted:

(i) The Company occupies leased premises subject to minimum monthly rent of Cdn$3,500 (US$3,500). The premises are leased from a corporation controlled by a group of GBE shareholders. Rent payments of US$43,152 and US$39,113 were paid to the related Company during the periods ended April 30, 2011 and April 30, 2010, respectively.

(ii) At April 30, 2011 the Company has shareholder loans to related parties totaling $694,067These loans are uncollateralized, have no fixed repayment dates, do not accrue interest, and are callable at any time. During the twelve months ended April 30, 2011 these shareholders loan increased by $31,523.

(iii) Compensation paid to the Company’s CEO Mr. Michael Shenher totaled USD$89,300 and USD$89,300 during the years ended April 30, 2011 and April 30, 2010.

NOTE 13 - Stock based payments

The Company recognized stock based compensation payments USD$25,000 and USD$113,661 for the years ended April 30, 2010 and April 30, 2010 respectively.

The stock based compensation payments are detailed as follows:

Salaries and wages for employees of $13,354 were recognized during the period ended April 30, 2009 for which remuneration was granted in stock. Valued at Cdn$100 per share 135 class C shares were granted to the employees.

The Company issued 678 class C common shares for total consideration of $67,609 for the purchase of equipment during the period ended April 30, 2009. The class C shares were issued at the rate of Cdn$100 per share, which is at the same rate at which cash investors subscribed to the class C shares.

The Company issued 4,500 class A shares for total consideration of $22,257 for the purchase of production equipment during the period ended April 30, 2009. The class A shares were issued for at a rate of Cdn$5 per share.

CLEAN POWER CONCEPTS INC. AND SUBSIDIARIES.

Notes to Financial Statements

NOTE 14 – Taxes

Income taxes at the statutory rate are reconciled to the Company’s actual income taxes as follows:

Income tax benefit at statutory rate resulting from net operating Loss carryforward	(35%)
Deferred income tax valuation allowance	35%
Actual tax rate	0%

The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows (“NOL” denotes Net Operating Loss):

Year Ending	Estimated NOL Carry-forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Net Tax Benefit
2008	$ (1,473,688)	2028	$ 515,791	$ (515,791)	$ —
2009	$ (1,086,609)	2029	$ 380,313	$ (380,313)	$ —
2010	$ (536,996)	2030	$ 187,949	$ (187,949)	$ —
2011	$ (2,602,294)	2031	$ 910,803	$ (910,803)
	$ (5,699,587)		$1,994,856	$(1,994,856)	$ —

The total valuation allowance for the year ended April 30, 2011 is $(1994,856) which increased by $(910,803) for the year ended April 30, 2011

NOTE 15 - Financial Instruments and Risk Management

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

Interest rate risk

The Company’s interest rate risk is limited to the fluctuation of floating rates on its outstanding long-term debt. The interest rate is a floating rate of prime plus 1%. A change in the Company’s floating rate of plus or minus 2% would result in the Company’s interest expense increasing or decreasing by $58,627.

Credit risk

The Company is exposed to credit risk as a result of selling product to customers on credit. The maximum value of the Company’s credit risk is $Nil which is the amount due from customers. Credit risk is managed by the Company by regularly reviewing outstanding account balances, and by dealing with reputable customers.

CLEAN POWER CONCEPTS INC. AND SUBSIDIARIES.

Notes to Financial Statements

Cash Flow Risk

The Company is exposed to cash flow, risk, which is the risk of not having sufficient cash resources to pay down liabilities while continuing to expand the plant capabilities. The Company has managed its cash flow risk by regularly following up on its accounts receivable, shareholder loans, and private investments.

NOTE 16 - Canadian GAAP Reconciliation

The financial statements of the Company’s subsidiary General Bio Energy were prepared according to Canadian generally accepted accounting principles (“Canadian GAAP”) and a conversion to United States generally accepted accounting principles (“US GAAP”) was completed during consolidation. Management has determined there are no material differences between Canadian GAAP and US GAAP that have an impact on these financial statements.

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

As of April 30, 2011, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the criteria established by COSO management concluded that the Company's internal control over financial reporting was not effective as of April 30, 2011, as a result of the identification of the material weaknesses described below.

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

Changes in Internal Control over Financial Reporting

During the last quarter of the Company’s fiscal year ended April 30, 2011, the Certifying Officers reviewed our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f)) under the Exchange Act as of the Evaluation Date and concluded that no changes occurred in such control or in other factors during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Deficiencies identified include the inadequate segregations of duties, lack of controls over procedures used to enter transactions into the general ledger, and lack of appropriate review of the reconciliations and supporting workpapers used in the financial close and reporting process. Due to the potential pervasive effect on the financial statement account balances and disclosures and the importance of the annual and interim financial closing and reporting process, in the aggregate, management concluded that there was more than a remote likelihood that a material misstatement in our annual or interim financial statements could occur and would not be prevented or detected.

Remediation Plan

Please insert

Addition of staff

We have identified that additional staff will be required to properly segment the accounting duties of the Company. However, we do not currently have resources to fulfill this part of our plan and will be addressing this matter once sufficient resources are available.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Officers and Directors

Our current board of directors consists of one individual, Michael Shenher, who is also our Chief Executive Officer.  Each director will serve until his or her successor is elected and qualified. Our officers are elected by the board of directors to a term of one (1) year and each serve until his or her successor is duly elected and qualified, or until he or she is removed from office. The board of directors has no nominating, auditing or compensation committees.

The name, address, age and position of our present sole officer and director is set forth below:

Name and Address	Age	Position(s)

Michael Shenher	45	Chairman, President, CEO and CFO

The person named above has held his offices/positions since February 14, 2006 and is expected to hold his offices/positions until the next annual meeting of our stockholders.

Background of Officer and Director

The following is a brief account of the education and business experience during at least the past five years of our current director and executive officer, indicating his principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Michael Shenher - President & CEO, CFO, PAO, Board Chair, and Director

Mr Shenher has been our President and Chief Executive Officer since February 14, 2006.  Since 2006, Mr. Shenher has been the President and Chief Executive Officer of General BioEnergy Inc., a company he founded.  GBE was originally an alternative energy company and evolved into a bio oil refinery enterprise specializing in petroleum and protein based product supplements and replacements such as GBE’s MOPO brands of environmentally friendly high performance lubricants. Mr. Shenher’s employment background also includes: Chief of Staff to a Canadian Federal Member of Parliament 2004-2007; General Manager, Shenher Insurance and Financial Services 1997-2006; and Regional Manager, Equifax Canada Inc. 1992-1997. Mr. Shenher is also founder and Vice President of Shenher Real Estate and Mortgage Ltd. Mr. Shenher has participated on Saskatchewan’s roundtable contributing to the Canada West Foundation’s position paper entitled ‘Canada's Power Play: The Case for a Canadian Energy Strategy for a Carbon-Constrained World’ and Mr. Shenher is a former member of the ‘Biofuels and Bioproducts Sector Team’ of Enterprise Saskatchewan which reports directly to the Saskatchewan Minister of Enterprise on alternative energy policy matters. Mr. Shenher is a 2005 recipient of the Saskatchewan Centennial Medal of Honour and is a former board member of City of Regina Parks and Recreation Advisory Board; the Better Business Bureau; and numerous other community, charity, sports and business advocacy boards.

Mr. Shenher has been associated with us for over 5 years and brings to the board extensive knowledge about our business operations.  He also brings to the board significant executive leadership and operational experience.  Mr. Shenher’s prior business experience and biofuel knowledge along with his tenure at the Company, we believe gives him broad and extensive understanding of our operations and the proper role and function of the Board.

In January 2011, we entered into an Indemnity Agreement (the “Indemnity Agreement”), with Michael Shenher, our President and Chief Executive Officer and a director (“Shenher”) and  Randall Edge, an employee (“Edge”) as well as, Cory Turner, our former Secretary and Treasurer and a director (“Turner”), and John Dawe and/or DAS Corporate Services Inc., a consultant to our company (“Dawe”; each of Shenher, Edge, Turner and Dawe, an “Indemnified Party”), pursuant to which we agreed to indemnify each Indemnified Party from and against any and all costs, charges, expenses, fees, losses, damages or liabilities which arise out of any claim which may be made against such Indemnified Party in connection with his actions on behalf of our company (a “Claim”); provided, however, that such Indemnified Party acted honestly and in good faith with a view to the best interests of our Company.  We also agreed to pay or reimburse each Indemnified Party for reasonable costs, charges or expenses paid or incurred on his behalf whether or not incurred in connection with any Claim.  Each Indemnity Agreement also provides that we will not be obligated to indemnify an Indemnified Party (i) with respect to any claims initiated by such Indemnified Party without our prior written consent, except with respect to claims brought to enforce a right under an Indemnity Agreement or any other statute, regulation, rule or law; or (ii) unless otherwise consented to in writing by us, for any costs, charges, expenses, fees, damages or liabilities which may have been paid to, or by or on behalf of, such Indemnified Party under any applicable insurance policy maintained by the Company.

Directors are elected at each annual meeting of shareholders and hold office until the next annual meeting of shareholders following their election.  To date, none of our directors have received any compensation from us, whether in the form of cash or securities, for their service as directors. None of our directors are independent directors.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by us for the last two fiscal years ended April 30, 2010 and 2011.  This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.  The compensation discussed addresses all compensation awarded to, earned by, or paid to our named executive officer.

Summary Compensation Table

						Non-	Nonqualified
						Equity	Deferred	All
Name						Incentive	Compensa-	Other
And				Stock	Option	Plan	tion	Compen-
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Michael	2011	89,300	--	--	--	--	--	--	89,300
Shenher,	2010	89,300		--	--	--	--	--	89,300
Chairman, Pres., CEO and CFO

Corey(1)	2011	36,476		--	--	--	--	--	36,476
Turner,	2010	41,476		--	--	--	--	--	41,476
Former Secretary and Treasurer

(1)  Mr. Turner resigned from all board positions with the Company in March 2011.

The following table sets forth the compensation paid by us from to our sole director for the fiscal year ending April 30, 2011.  This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.  The compensation discussed addresses all compensation awarded to, earned by, or paid to our named director.

Director Compensation

Fees
	Earned				Nonqualified
	or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Michael Shenher	0	0	0	0	0	0	0
Cory Turner	0	0	0	0	0	0	0

Our directors do not receive any compensation for serving as a member of the board of directors.

There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

Long-Term Incentive Plan Awards

We not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

As of the date hereof, we have not entered into employment contracts with our sole officer and do not intend to enter into any employment contracts until such time as it profitable to do so.

Other than the indemnity agreements with certain officers, we currently maintain no other agreements for employment with any of our other executive officers or employees.

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

Based solely upon a review of filings made and other information available to it, the Company believes that each of the Company's present Section 16 reporting persons filed all forms required of them by Section 16(a) during the year ended April 30, 2011.

Based solely upon a review of the Forms 3, 4, and 5 furnished to us for the fiscal year ended April 30, 2011, we have determined that our directors, officers, and greater than 10% beneficial owners complied with all applicable Section 16 filing requirements.

Code of Ethics and Conduct

The Board approved a code of ethics and conduct which was filed as an exhibit to our registration statement on Form SB-2 filed May 1, 2006 and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of the date of this report, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The stockholders listed below have direct ownership of his/her shares and possess voting and dispositive power with respect to the shares.

Name	Amount and Nature of Beneficial Shares Owned (1)	Percent of Outstanding Ownership (2)
Michael Shenher Director, Chair, President & CEO, CFO, and PAO	59,272,728 common shares (3)	22.57%

Jody Shenher	56,994,387 common shares(3)	22.57%

All Officers, Directors and Control Persons as a Group	56,994,387 common shares (3)	22.57%

Notes:

(1)	Based on 252,492,183 shares of common stock issued and outstanding as of May 18. 2011. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2)	No member of management has the right to acquire within sixty days through options, warrants, rights, conversion, privilege or similar obligations any security of the Company.

(3)	When shares are issued regarding our reverse merger, Mr. Shenher directly owns 27,712,707 restricted common shares and his wife, Mrs. Jody Shenher, directly owns 29,117,790 common shares as does their minor son, Matthew of 163,890 restricted common shares. Mr. Shenher and Mrs. Shenher are each deemed to beneficially own the stock owned by each other as well as their minor son.

 Change in Control

We are not aware of any arrangement that might result in a change of control of our Company in the future.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

101145064 Saskatchewan Ltd, a company owned by our Chief Executive Officer and his wife, loaned us money in August 2011 and such loan is evidenced by a promissory note.  The note which is in the principal amount of $50,000 and bears interest at a rate of 12% per annum is due on demand.  As of April 30, 2011, we owe $52,250 under the loan.

We lease the premises where our facilities are located from 101142131 a Saskatchewan Ltd, a company owned by our Chief Executive Officer and his family members.  The lease commenced on February 1, 2011, and terminates on July 31, 2013, unless extended or renewed.   The annual rent is $48,000 USD payable in advance, on the first day of each and every month during the term in equal monthly installments of $4,000 USD. The lease is a triple net lease and therefore we are responsible for the payment of certain expenses.

As of April 30, 2011 we owe $245,810, under two notes issued to the Business Development Bank of Canada secured by a first priority lien on all of our assets. Our Chief Executive Officer has personally guaranteed repayment of 75% of each of these notes. We are currently in arrears on the monthly payments under one of these notes in the amount of $21,903.

As of April 30, 2011, we had shareholder loans to Michael Shenher totaling $746,286. These loans are uncollateralized, have no fixed repayment dates, do not accrue interest and are callable at any time.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

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

2011- $10,200 Madsen & Associates CPAs Inc.

2010 – $4,335 – Madsen & Associates CPAs Inc.

Audit - Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported in the preceding paragraph:

2011-$Nil – Madsen & Associates CPAs Inc.

2010 – $Nil – Madsen & Associates CPAs Inc.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2011-$Nil – Madsen & Associates CPAs Inc.

2010 – $Nil – Madsen & Associates CPAs Inc.

All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2011-$Nil – Madsen & Associates CPAs Inc.

2010 – $Nil – Madsen & Associates CPAs Inc.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

No.	Exhibit Description

3.1	Articles of Incorporation*
3.2	Certificate of Amendment of Articles of Incorporation*
3.2	Bylaws*
10.1	Share Exchange Agreement, dated April 29, 2010, between the Company, General Bio Energy Inc. and the Selling Shareholders (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2010)
10.2	Distributor Agreement, dated January 1, 2011, between General Bio Energy Inc. and K.N.D. Feeds Ltd. (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 13, 2011)
10.3	Memorandum of Understanding, dated January 15, 2011, between the Company and Chongqing Grain Croup Co., LTD (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2011)
10.4

Lease, dated March 15, 2011, between Great Plains Oil & Exploration and the Company (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 11, 2011)

10.5	Investment Agreement, dated April 12, 2011, between the Company and Centurion Private Equity, LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 14, 2011)
10.6	Registration Rights Agreement, dated April 12, 2011, between the Company and Centurion Private Equity, LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 14, 2011)
10.7	Joint Venture Agreement, dated April 29, 2011, between the Company and Chongqing Grain Group, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2011)
10.8	Joint Venture Agreement, dated May 18, 2011, between the Company and Wuhan Haitong Shipping and Logistics Co., LTD (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 24, 2011)
14.1	Code of Ethics*
31.1	Certificate of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*    Incorporated herein by reference to the Company’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on May 1, 2006.

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

Dated: August 15, 2011

Pursuant to the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Michael Shenher

Michael Shenher

President and Chief Executive Officer, Chief Financial Officer,

Principal Accounting Officer, Director and Board Chair

Dated: August 15, 2011

